Form 10-Q
period 1997-09-30
BYL BANCORP
filed 1997-11-14
CIK 1039311

                                UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . . . . . . . . . .

                     Commission file number:  000-23257

                                BYL BANCORP

                CALIFORNIA                                     NO. 95-3389734
(State or other jurisdiction of incorporation)      (IRS Employer Identification No.)

        18206 Imperial Highway, Yorba Linda,   California     92686
           (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:  (714) 996-1800

                              Not applicable
     (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) Yes [X], and (2) has been subject to such
filing requirements for the past 90 days.   Yes [   ]   No [X]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

On November 10, 1997, there were 1,546,530 shares of BYL Bancorp Common Stock outstanding.

                           BYL BANCORP AND SUBSIDIARY
                              SEPTEMBER 30, 1997


                                     INDEX

                         PART I - FINANCIAL INFORMATION
                                                                                    PAGE
                                                                                    ----
Item 1 - Financial Statements
 Consolidated Condensed Balance Sheet at September 30, 1997 and
  December 31, 1996..............................................................     3
 Consolidated Condensed Statement of Income for the three and nine
  months ended September 30, 1997 and 1996.......................................     4
 Consolidated Condensed Statement of Cash Flows for the nine months ended
  September 30, 1997 and 1996....................................................     5
 Consolidated Condensed Statement of Changes in Capital from
  January 1, 1996 through September 30, 1997.....................................     6
 Notes to Consolidated Financial Statements......................................     7
Item 2 - Management's Discussion and Analysis of Financial Condition and
 Results of Operations........................................................... 7 - 10


                       PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.......................................      11

ITEM 1. FINANCIAL STATEMENTS


                        BYL BANCORP AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)

                                                                     September 30,     December 31,
                                                                         1997              1996
                                                                     -------------     ------------
Cash and Due From Bank                                                 $    10,726       $   11,760
Investment Securities                                                        5,451            5,774
Federal Funds Sold                                                              --              500
Loans Held For Sale                                                         55,805           24,363

Loans                                                                       74,430           64,549
Allowance for Loan Losses                                                   (1,360)          (1,210)
                                                                     -------------     ------------

              NET LOANS                                                     73,070           63,339

Premises and Equipment                                                       4,471            3,707
Other Real Estate Owned                                                        821            1,030
Goodwill                                                                     1,574            1,660
Accrued Interest and Other Assets                                            5,250            4,334
                                                                     -------------     ------------
                                                                       $   157,168       $  116,467
                                                                     -------------     ------------
                                                                     -------------     ------------

Noninterest-Bearing Deposits                                           $    38,050       $   31,965
Interest-Bearing Deposits                                                  100,368           70,403
                                                                     -------------     ------------
              TOTAL DEPOSITS                                               138,418          102,368
Accrued Interest and Other Liabilities                                       4,524            1,161
                                                                     -------------     ------------

              TOTAL LIABILITIES                                            142,942          103,529

Common Shares                                                               10,372           10,298
Undivided Profits                                                            3,854            2,640
                                                                     -------------     ------------

              TOTAL SHAREHOLDERS' EQUITY                                    14,226           12,938
                                                                     -------------     ------------
                                                                       $   157,168       $  116,467
                                                                     -------------     ------------
                                                                     -------------     ------------

                        BYL BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS, EXCEPT EPS)

                                                       For the Three Months Ended          For the Nine Months Ended
                                                              September 30,                        September 30,
                                                       --------------------------          -------------------------
                                                           1997          1996                  1997          1996
                                                       -----------    -----------          -----------    ----------
Interest Income                                          $   3,758      $   2,114            $   9,820       $ 4,854
Interest Expense                                             1,115            680                2,871         1,370
                                                       -----------    -----------          -----------    ----------
      Net Interest Income                                    2,643          1,434                6,949         3,484

Provision for Loan Losses                                      188             40                  383           163
                                                       -----------    -----------          -----------    ----------

   Net Interest Income after Provision
  for Loan Losses                                            2,455          1,394                6,566         3,321

Noninterest Income                                           3,777          2,055                9,508         5,434
Noninterest Expense                                          5,297          2,803               13,579         7,348
                                                       -----------    -----------          -----------    ----------

      Income before Taxes                                      935            646                2,495         1,407

Income Taxes                                                   399            281                1,066           591
                                                       -----------    -----------          -----------    ----------
           Net Income                                    $     536      $     365            $   1,429       $   816
                                                       -----------    -----------          -----------    ----------
                                                       -----------    -----------          -----------    ----------

Per Share Data:

      Net Income                                         $     .32      $     .28            $     .86       $   .84
                                                       -----------    -----------          -----------    ----------
                                                       -----------    -----------          -----------    ----------

                                 BYL BANCORP
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)

                                                                                  Common Shares
                                                                Preferred     ----------------------     Undivided
                                                                  Stock         Number       Amount        Profits        Total
                                                                ---------    ----------     --------     ----------      -------
Balance at January 1, 1995                                      $   1,000        461,731    $  2,540     $      865      $ 4,405

   Net Income                                                                                                 1,022        1,022
   Preferred Dividends                                                 --            --           --           (270)        (270)
                                                                ---------    ----------     --------     ----------      -------
Balance at December 31, 1995                                        1,000       461,731        2,540          1,617        5,157

   Net Income                                                                                                 1,202        1,202
   Preferred Dividends                                                                                         (159)        (159)
   Redemption of Preferred Stock                                   (1,000)                                      (20)      (1,020)
   Issuance of Common Stock
     (Net of Related Costs)                                            --     1,073,333       7,758              --        7,758
                                                                ---------    ----------     --------     ----------      -------

Balance at December 31, 1996                                           --     1,535,064      10,298           2,640       12,938

   Net Income                                                                                                 1,429        1,429
   Exercise of Stock Options                                                     11,466          74                           74
   Dividends                                                                                                   (212)        (212)
   Payment for Fractional Shares
      Related to Stock Split                                                                                     (3)          (3)
                                                                ---------    ----------     --------     ----------      -------
Balance at September 30, 1997                                   $             1,546,530     $ 10,372      $   3,854      $14,226
                                                                ---------    ----------     --------     ----------      -------
                                                                ---------    ----------     --------     ----------      -------

                           BYL BANCORP AND SUBSIDIARY
                        CONDENSED STATEMENT OF CASH FLOWS
                    (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                     --------------------------
                                                                       1997              1996
                                                                     --------          --------
OPERATING ACTIVITIES
   Net Income                                                        $  1,429          $    816
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                     638               265
        Provision for Loan Losses                                         383               163
        Net Change in Loans Held for Sale                             (31,442)          (15,155)
        Other Items - Net                                               2,447               (26)
                                                                     --------          --------
            NET CASH USED BY OPERATING ACTIVITIES                     (26,545)          (13,937)

INVESTMENT ACTIVITIES

   Purchases of Investment Securities                                  (1,350)          (14,171)
   Maturities of Investment Securities                                  1,673            12,250
   Net Change in Loans                                                (10,114)          (26,929)
   Purchase of Premises and Equipment                                  (1,316)           (3,295)
   Other Items - Net                                                      209            (1,717)
                                                                     --------          --------
            NET CASH USED BY INVESTING ACTIVITIES                     (10,898)          (33,862)

FINANCING ACTIVITIES

   Net Change in Deposits                                              36,050            49,992
   Redemption of Preferred Stock                                           --            (1,020)
   Proceeds from Common Shares                                             74             7,748
   Dividends                                                             (215)             (159)
                                                                     --------          --------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           35,909            56,561
                                                                     --------          --------
            INCREASE IN CASH AND CASH EQUIVALENTS                      (1,534)            8,762

Cash and Cash Equivalents at Beginning of Period                       12,260             9,801
                                                                     --------          --------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 10,726          $ 18,563
                                                                     --------          --------
                                                                     --------          --------

                                       6

                           BYL BANCORP AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

BYL Bancorp (the "Company") was incorporated on April 17, 1997, for the sole purpose of becoming a bank holding company for the Bank of Yorba Linda (the "Bank"). Following regulatory consent and with the approval of the Bank's shareholders, the Bank merged with BYL Merger Company (a wholly-owned subsidiary of the Company) and thereby became a wholly-owned subsidiary of the Company. As the merger was recorded using the pooling of interest method, restatement of prior balances was necessary to meet accounting standards. Accordingly, the financial statements herein contain balances prior to the actual existence of the Company which reflect what the "consolidated" entity would have reported.

The accompanying consolidated balance sheets, statements of income, statements of changes in shareholders' equity and statement of cash flows (as restated for the subsequent Merger of the Bank of Yorba Linda by the Company) reflect all material adjustments necessary for fair representation of the Company's financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997 and 1996. All such adjustments were of a normal recurring nature.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements included in Item 1, the Bank's 1997 Annual Report, and the Form S-4 dated September 5, 1997.

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The financial condition of the Bank was materially impacted by the following 1996 transactions:

 1) The redemption of the outstanding preferred stock and the payment of all unpaid cumulative dividends.

 2) The acquisition of the Bank of Westminster.

 3) The supplemental offering of common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

               MATERIAL CHANGES IN FINANCIAL CONDITION - CONTINUED

The preferred stock was redeemed during the first quarter of 1996. This transaction reduced total stockholders by $1.2 million including dividends and a redemption premium.

The acquisition of the Bank of Westminster and simultaneous underwritten public offering of a total of 1,073,333 shares of the Bank's common stock was consummated on June 14, 1996.

The acquisition of the Bank of Westminster has been recorded utilizing the purchase method of accounting which resulted in goodwill being recorded in the amount of approximately $1.7 million, which amount will be amortized over a period of 15 years from the date of acquisition. The following is a summary of the primary assets and liabilities acquired from Bank of Westminster (dollar amounts in thousands):

             Cash and Due From Banks         $  5,942
             Investments                     $  6,246
             Federal Fund Sold               $  4,850
             Loans, Net                      $ 34,308
             Premises and Equipment          $  2,912
             Noninterest-Bearing Deposits    $ 14,303
             Interest-Bearing Deposits       $ 35,099


The underwritten public offering of a total of 1,073,333 shares increased shareholder's equity by $7.7 million after all issuance costs.

                 MATERIAL CHANGES IN RESULTS OF OPERATIONS

As noted above, the acquisition of Bank of Westminster was consummated on June 14, 1996. The following is proforma disclosure of results of operations had the acquisition been consummated at the beginning of each reported period (dollar amounts in thousands, except per share data):

                                          Nine Months Ended
                                          September 30, 1996
                                          ------------------
              Net Interest Income               $ 4,889
              Net Income                        $   749
              Net Income per Share              $  0.63

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

               MATERIAL CHANGES IN RESULTS OF OPERATIONS - CONTINUED

These proforma disclosures include projected earnings from net offering proceeds and goodwill amortization. No adjustments have been recorded in these amounts for the expected cost savings to be derived from this merger.

Included in the results of operations for the periods ended September 30, 1996 are one-time costs related to the acquisition of Bank of Westminster totaling approximately $118,000 after tax. Of this total one-time after tax expense, approximately $103,000 arises from an agreement between the Bank and Mr. Donald Solsby, the former President and Chief Executive Officer of the Bank of Westminster, terminating his relationship with the Bank following the acquisition, waiving all benefits from the Bank and releasing the Bank from any and all liability. Prior to the acquisition, the Bank had agreed to employ Mr. Solsby for a one year following the acquisition at an annual salary of $125,000 plus benefits and expenses; however, at the request of Mr. Solsby, the Board of Directors of the Bank agreed that the Bank would not retain Mr. Solsby in exchange for entering into this agreement. The Bank believes that the after tax cost of this agreement with Mr. Solsby is approximately equal to the after tax cost to the Bank of Mr. Solsby's salary, benefits, and expenses had he remained with the Bank for the full year following the acquisition.


OVERVIEW

For the nine months ended September 30, 1997, the Company reported net income of $1,429,000, or $.86 per share compared to a net income of $816,000, or $.84 per share for the same nine month period in 1996 (Earnings per share comparisons with 1996 are negatively impacted by the increase in the shares outstanding following the public offering in June 1996). Earnings per share for the third quarter of this year was $.32 compared to $.23 for the same period in 1996. The annualized return on average assets was 1.37% for 1997 compared to 1.26% for 1996. Annualized return on average shareholders' equity for 1997 and 1996 was 13.86% and 11.69%, respectively.

FINANCIAL CONDITION

Total assets as of September 30, 1997, increased 34.9% to $157.2 million in comparison to total assets of $116.5 million as of December 31, 1996. This increase was generated primarily by the Bank's wholesale loan activities.

ASSET QUALITY

The Bank's asset quality has remained stable in 1997. The ALLL at September 30, 1997 was 1.83% of total loans and 163.5% of non-performing loans compared to 1.88% and 172.6%, respectively, at December 31, 1996. Non-performing assets to total assets has improved to 1.05% at September 30, 1997 compared to 1.49% at December 31, 1996.

LIQUIDITY

The Bank liquidity is impacted significantly by the origination and sale of its wholesale loan products. The loan to deposit ratio at September 30, 1997 was 93.1%. Had the Bank actually sold all of the loans it held for sale, this ratio would have been 52.8%.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. At September 30, 1997, the Bank's Tier 1 leverage capital ratio was 7.82% compared to 9.24% at December 31, 1996. Management is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonable likely to have material effects on the liquidity, capital resources or operations of the Company.

RESULTS OF OPERATIONS

Net interest income was $6.9 million for 1997 compared to $3.5 million for 1996. This increase is primarily attributable to the acquisition of Bank of Westminster on June 14, 1996, and the continued growth in the Bank's wholesale loan divisions. (The increase in the Bank's capital has allowed the Bank to hold loans longer before sale therefore maximizing net interest income.)

Noninterest income increased substantially in 1997 reaching $9.5 million compared to $5.4 million in 1996. This increase is attributable to the continued expansion of the Bank's wholesale loan divisions. These divisions have expanded by adding new products as well as entering new geographic markets.

Noninterest expense increased in 1997 to $13.6 million compared to $7.3 million in 1996. This increase is attributable to the acquisition of Bank of Westminster on June 14, 1996 and the continued expansion of the Bank's wholesale loan divisions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 A) Exhibits

   Exhibit No.                      Exhibit
   ----------                       -------
       2.1 Plan of Reorganization and Merger Agreement - Annex 1 of Written Consent Statement/Prospectus*
       3.1          Articles of Incorporation of Registrant*
       3.2          Amendment to Articles of Incorporation of Registrant*
       3.3          Amendment to Articles of Incorporation of Registrant*
       3.4          Bylaws of the Registrant*
      10.1          Form of Indemnification Agreement*
      10.3          Form of Written Consent*

 * All documents listed are incorporated by reference and can be found in the Registration Statement of the Company filed on Form S-4.

 B) Reports on Form 8-K

There were no reports on Form 8-K during the nine months ended September 30, 1997.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              BYL BANCORP

Date:                November 14, 1997           /s/Robert Ucciferri
                                                 Robert Ucciferri
                                                 President and
                                                 Chief Executive Officer


Date:                November 14, 1997           /s/Barry J. Moore
                                                 Barry J. Moore
                                                 Chief Operating Officer and
                                                 Senior Executive Vice President