Form 10KSB
period 1997-12-31
BYL BANCORP
filed 1998-02-26
CIK 1039311

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ........... to ...........

                          COMMISSION FILE NUMBER:  000-23257

                                     BYL BANCORP

                CALIFORNIA                              33-0755794
          (State or other jurisdiction of             (IRS Employer
           incorporation or organization)           Identification No.)

   18206 IMPERIAL HIGHWAY, YORBA LINDA, CALIFORNIA        92686
      (Address of principal executive offices)          (Zip Code)

                      Issuer's telephone number:  (714) 996-1800

     SECURITIES REGISTERED UNDER SECTION 12(b) OF EXCHANGE ACT:  NONE
        SECURITIES REGISTERED UNDER SECTION 12(g) OF EXCHANGE ACT:

                              Common Stock, no par value
                              --------------------------
                                   (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]       No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [ ]

The issuer's net revenues for its most recent fiscal year was $27,817,717.

The aggregate market value of voting stock held by non-affiliates of the issuer as of February 15, 1997 was $27,310,000.

Number of registrant's shares of Common Stock outstanding as of February 15, 1997 was 1,546,530.

Documents incorporated by reference : The proxy statement for the Annual Meeting of Shareholders of the registrant to be held in the second quarter of 1998. Certain information therein is incorporated by reference in Part III hereof.

                                     BYL BANCORP

                                  TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
Part I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . .     3
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . .    19
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .    19
     Item 4.   Submission of Matters to a Vote of Security Holders . . .    19

Part II

     Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . .    20
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . .    21
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .    22
     Item 8.   Financial Statements and Supplementary Data . . . . . . .    38
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . .    68

Part III

     Item 10.  Directors and Executive Officers of the Registrant. . . .    68
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . .    68
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . .    68
     Item 13.  Certain Relationships and Related Transaction . . . . . .    68

Part IV

     Item 14.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    69

                                        PART I
ITEM 1:  BUSINESS


GENERAL

BYL Bancorp ("the Company") is a California corporation formed to act as the holding company of Bank of Yorba Linda. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors, the Company's primary regulator. As of December 31, 1997, the Company had total assets of approximately $165 million, total deposits of $143 million and total shareholders' equity of $14.8 million.

Bank of Yorba Linda (hereinafter the "Bank") was incorporated under the laws of the State of California in 1979 and was licensed by the California State Banking Department and commenced operations as a California state chartered bank on March 3, 1980. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"), but like most banks of its size in California, is not a member of the Federal Reserve Bank.

The Bank is a California commercial bank that operates from its main office in Yorba Linda, California and full service branch offices located in Costa Mesa, Huntington Beach and Westminster, California and a limited service branch office in Laguna Hills, California. The Bank's principal office is located at 18206 Imperial Highway, Yorba Linda, California. The Bank's Mortgage Division is currently located in Tustin, California. The Bank's SBA Loan Division is currently located in Mission Viejo, California.

The primary focus of the Bank is to provide personalized quality banking products and services to small- and medium-size businesses, including professionals, to originate primarily nonconforming mortgages in California and various other states and selling such loans in the secondary market, and to originate and sell SBA guaranteed loans, with the objective of building a balanced community loan and investment portfolio mix. Management believes that a local market focus, accompanied by strategic placement of bank branches and personnel, enables the Bank to attract and retain low cost core deposits which provide substantially all of the Bank's funding requirements.

Historically, the Bank engaged in traditional community banking activities, including originating commercial, consumer and real estate construction loans, and gathering local deposits to fund these activities. With the employment of Mr. Robert Ucciferri as the Bank's President and Chief Executive Officer in late 1990 and other senior officers in early 1991, the Bank's operating strategy changed to emphasize the origination and sale of nonconforming residential mortgage loans and SBA loans. In part, because of the portfolio turnover and resultant gains on sales of such loans, such activities typically provide greater returns than more traditional community bank activities.

The Bank's operating strategy emphasizes: (i) expansion of its programs for originating and selling mortgage loans and SBA guaranteed loans; (ii) continued focus upon providing personalized quality banking products to small- to medium-size businesses, professionals, general retail customers and the local community; and (iii) continued expansion of the Bank, primarily in Orange County, California, through internal growth and, when favorable, through selective acquisitions of, or mergers with, healthy, distressed or failed institutions or the selective acquisition of branches of such institutions; however, the Bank has no written or oral agreements regarding any such activities at this time, except as discussed in "Proposed Acquisition of DNB Financial".

On February 9, 1997, the Board of Directors of the Bank established the Bank of Yorba Linda 1997 Stock Option Plan, and the Bank's 1990 Stock Option Plan was canceled. With 130,926 option shares outstanding under the 1990 Plan, the 1997 Plan contains 241,000 shares. The 1997 Plan includes the ability to grant options to directors, officers and employees of the Bank, and that options can be exercised with cash and/or the appreciated value of other options that are not being exercised.

COMPLETION OF ACQUISITION OF BANK OF WESTMINSTER

Following the receipt of all necessary regulatory approvals, the Bank completed the acquisition of Bank of Westminster ("BOW") on June 14, 1996 pursuant to the terms of the Agreement and Plan of Reorganization dated January 12, 1996 in which the Bank organized and established BYL Merger Corporation as a wholly-owned subsidiary of the Bank for the sole purpose of facilitating the merger of BOW with the Bank. BYL Merger Corporation was consolidated with BOW under the name and charter of BOW (the "Consolidation"), and, immediately thereafter, the consolidated corporation was merged with and into the Bank (the "Merger").

The Bank acquired 100% of the outstanding common stock of Bank of Westminster
(BOW) for $6,174,000 in cash. BOW had total assets of approximately $54,923,000. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of BOW from the date of the acquisition. Goodwill arising from the transaction totaled approximately $1,717,000 and is being amortized over fifteen years on a straight-line basis.

SECONDARY STOCK OFFERING

During 1996, the Bank completed a secondary stock offering underwritten on a firm commitment basis by Ryan, Beck & Co. In connection with this offering, the Bank issued 805,000 shares of common stock generating $7.8 million in additional capital (net of underwriting discounts and transaction costs of $1.1 million). Proceeds from this offering were used, in part, to fund the acquisition of BOW.

PROPOSED ACQUISITION OF DNB FINANCIAL

On January 29, 1998, the Company entered into a definitive agreement to merge with DNB Financial (DNBF), the parent company of De Anza National Bank. Under the terms of the agreement, DNBF will be merged with and into the Company, and De Anza National Bank will become an operating division of the Bank of Yorba Linda. The transaction will be structured as a pooling of interests through a tax-free exchange of Company's shares of common stock for all outstanding shares of the DNBF's common stock.

The aggregate transaction value for DNBF will be subject to adjustment based upon tangible book value at the date of closing. The aggregate transaction value will be the sum of (a) $19,569,722, or approximately 2.53 times DNBF's tangible book value at December 31, 1997 and (b) 1.5 times the change in tangible book value between December 31, 1997 and the closing. The total number of Company shares to be exchanged will be determined by dividing the aggregate transaction value by the stipulated value of $18.75 per share. The stipulated value per share will be adjusted if the average closing Company stock price during the pricing determination period is greater than $22.50 or less than $15.00 per share.

The Agreement has been approved by the boards of directors of both companies and is subject to the approval of the shareholders of both DNBF and the Company and appropriate regulatory agencies. The merger is expected to close by May 31, 1998.

SUPERVISION AND REGULATION

Banks are extensively regulated under both federal and state law. The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the Superintendent and the FDIC.

The Bank is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the stockholders by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to stockholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Superintendent.

The FDIC also has authority to prohibit the Bank from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act.

     POTENTIAL AND EXISTING ENFORCEMENT ACTIONS

Commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act.

The capital stock of the Bank is subject to the registration requirements of the Securities Act of 1933. The Bank is also subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which include, but are not limited to, the filing of annual, quarterly, and other reports with the FDIC.

The regulations of these various agencies govern most aspects of the Bank's business, including required reserves on deposits, investments, loans, certain of their check clearing activities, issuance of securities, payment of dividends, opening of branches, and numerous other areas. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to changes in California and the Federal legislation and regulations which may have the effect of increasing the cost of doing business, limiting permissible activities, or increasing competition.

EFFECT OF GOVERNMENTAL POLICIES AND LEGISLATION

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. The likelihood of any major changes and the impact such changes might have on the Bank are impossible to predict.

     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

On December 19, 1991, the FDIC Improvement Act was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Reserve Board, the Comptroller of the Currency ("Comptroller"), the Office of Thrift Supervision ("OTS") and the FDIC (collectively, the "federal banking agencies").

     STANDARDS FOR SAFETY AND SOUNDNESS

The FDIC Improvement Act requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal controls, loan documentation, credit underwriting, interest rate exposure and asset growth. Standards must also be prescribed for classified loans, earnings and the ratio of market value to book value for publicly traded shares. The FDIC Improvement Act also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit. Further, the FDIC Improvement Act requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss.

In July 1992, the federal banking agencies issued a joint advance notice of proposed rule making requesting public comment on the safety and soundness standards required to be prescribed by the FDIC Improvement Act. The purpose of the notice is to assist the federal banking agencies in the development of proposed regulations. In accordance with the FDIC Improvement Act, final regulations must become effective no later than December 1, 1993.

In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

     PROMPT CORRECTIVE REGULATORY ACTION

The FDIC Improvement Act requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of the FDIC Improvement Act. Under the regulations, an insured depository institution will be deemed to be:

- "well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage capital ratio of 5% or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

- "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage capital ratio of 4% or greater (or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

- "undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 4% or a leverage capital ratio that is less than 4% (or a leverage capital ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

- "significantly undercapitalized" if it has total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage capital ratio that is less than 3%; and

- "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to deal with it.

The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines; of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of the FDIC Improvement Act; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

The FDIC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

In addition to the risk-based guidelines, the FDIC requires banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by the FDIC to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FDIC has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal ha only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

     OTHER ITEMS

The FDIC Improvement Act also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution;
(iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

In addition, the FDIC has issued final and proposed regulations implementing provisions of the FDIC Improvement Act relating to powers of insured state banks. Final regulations issued in October 1992 prohibit insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments must be divested by no later than December 19, 1996. The Bank has no such non-permissible investments.

Regulations issued in December 1993 prohibit insured state banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The proposal also provides that subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.

The impact of the FDIC Improvement Act on the Bank is uncertain, especially since many of the regulations promulgated thereunder have only been recently adopted and certain of the law's provisions still need to be defined through future regulatory action. Certain provisions, such as the recently adopted real estate lending standards and the limitations on investments and powers of state banks and the rules to be adopted governing compensation, fees and other operating policies, may affect the way in which the Bank conducts its business, and other provisions, such as those relating to the establishment of the risk-based premium system, may adversely affect the Bank's results of operations. Furthermore, the actual and potential restrictions and sanctions that apply to or may be imposed on undercapitalized institutions under the prompt corrective action and other provisions of the FDIC Improvement Act may significantly adversely affect the operations and liquidity of the Bank, the value of its Common Stock and its ability to raise funds in the financial markets.

     CAPITAL ADEQUACY GUIDELINES

The FDIC has issued guidelines to implement the risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. Government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

A banking organization's qualifying total capital consists of two components:
Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk- weighted assets; (ii) perpetual preferred stock, cumulative perpetual preferred stock and long-term preferred stock and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

The FDIC has also adopted a minimum leverage capital ratio of Tier 1 capital to average total assets of 3% for the highest rated banks. This leverage capital ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act.

SAFETY AND SOUNDNESS STANDARDS

In February 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

In December 1992, the federal banking agency issued final regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Appraisals for "real estate related financial transactions" must be conducted by either state-certified or state-licensed appraisers for transactions in excess of certain amounts. State-certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state-licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage backed securities.

     YEAR 2000 SAFETY & SOUNDNESS

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem has been issued by the Federal Institutions Examination Council. The guidance underscores that Year 2000 preparation is not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution.

The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers.

Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires.

The guidance does not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

     PREMIUMS FOR DEPOSIT INSURANCE

Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the condition of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996.
Other banks will be charged risk-based premiums up to $.27 per $100 of deposits.

Governor Pete Wilson signed Assembly Bill 3351 (the "Banking Consolidation Bill"), authored by Assemblyman Ted Weggeland and sponsored by the California State Banking Department (the "Department"), effective July 1, 1997, which creates the California Department of Financial Institutions ("DFI") to be headed by a Commissioner of Financial Institutions out of the existing Department which regulates state chartered commercial banks and trust companies in California.

The Banking Consolidation Bill, among other provisions, also (i) transfers regulatory jurisdiction over state chartered savings and loan associations from the Department of Savings and Loans ("DSL") to the newly created DFI and abolishes the DSL; (ii) transfers regulatory jurisdiction over state chartered industrial loan companies and credit unions from the Department of Corporations to the newly-created DFI; and (iii) establishes within the DFI separate divisions for credit unions, commercial banks, industrial loan companies and savings and loans. As the Banking Consolidation Bill has only recently been enacted, it is impossible to predict with any degree of certainty what impact it will have on the banking industry in general and the Bank in particular.

In 1996, the President signed into law provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's successor as result of payments made due to insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law will require savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks will contribute towards paying off the financing bonds, including interest. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge the Bank Insurance Fund and SAIF by 1999 but not until the bank and savings and loan charters are combined. The Treasury Department has until March 31, 1997 to deliver to Congress on combining the charters. Additionally, the new law also provides "regulatory relief" for the banking industry by effecting approximately 30 laws and regulations. The costs and benefits of the new law to the Bank can not currently be accurately predicted.

     INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the President signed in law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction. Effective October 2, 1995, California adopted legislation which "opts California into" the Interstate Act. However, the California Legislation restricts out of state banks from purchasing branches or starting a de novo branch to enter the California banking market. Such banks may proceed only by way of purchases of whole banks.

On July 3, 1997, the President signed into law the Riegle Neal Amendments Act of 1997 providing that branches of state banks that operate in other states are to be governed by the laws of their home (or chartering) states, not the laws of the host states.

State banks will not receive any new powers under the legislation. If a host state allows banks more powers than a bank's chartering state, the Bank is restricted to the powers granted by its chartering state. However, states will be prohibited from discriminating against branches of banks from other states by the requirement that states must grant branches of out-of-state banks the same privileges allowed to banks the states have chartered.

The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to asses the impact such likely increased competition will have on the Bank' operations.

In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's law permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two states. The first state allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

On September 28, 1995, Governor Wilson signed Assembly Bill No. 1482, the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "1995 Act"). The 1995 Act, which was filed with the Secretary of State as Chapter 480 of the Statutes of 1995, became operative on October 2, 1995.

The 1995 Acts opts in early for interstate branching, allowing out-of-state banks to enter California by merging or purchasing a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the Superintendent of Banks, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (Financial Code Section 1230).

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions' actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Tax Force on Fair lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

In February 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

     CHANGES IN ACCOUNTING PRONOUNCEMENTS

In March of 1995, the FASB issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement does not apply to financial instruments long-term customer relationships of a financial institution (core deposits), mortgage and other servicing rights, and tax deferred assets. SFAS 121 requires the review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances include, for example, a significant decrease in market value of an assets, a significant change in use of an asset, or an adverse change in a legal factor that could affect the value of an asset. If such an event occurs and it is determined that the carrying value of the asset may not be recoverable, an impairment loss should be recognized as measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value can be determined by a current transaction, quoted market prices, or present value of estimated expected future cash flows discounted at the appropriate rate. The statement is effective for fiscal years beginning after December 15, 1995. The implementation of SFAS No. 121 did not have a material impact on its results of operations or financial position.

In May of 1995, the FASB issued SFAS 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. SFAS No. 122 eliminates distinctions between servicing rights that were purchased and those that were retained upon the sale of loans. The statement requires mortgage servicers to recognize as separate assets rights to service loans, no matter how the rights were acquired. Institutions who sell loans and retain the servicing rights will be required to allocate the total cost of the loans to servicing rights and loans based on their relative fair values if the value can be estimated. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Further, SFAS No. 122 requires that all capitalized mortgage servicing rights be periodically evaluated for impairment based upon the current fair value of these rights. This Statement which is superseded by SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, did not have a material effect on the Bank's financial condition and results of operations.

In October of 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation pans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. The Bank has elected the proforma disclosure requirements as noted in the note to the Financial Statements.

In June of 1996, the FASB issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, and in December, 1996 issued SFAS No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125 (AN AMENDMENT OF FASB STATEMENT NO. 125) establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. The implementation of SFAS 125 did not have a material impact on its results of operations or financial position.

     HAZARDOUS WASTE CLEAN-UP COSTS

Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolio of the Bank, conversations with local authorities and appraisers, and the type of lending currently and historically done by the Bank (the Bank has generally not made the types of loans generally associated with hazardous waste contamination problems), management is not aware of any potential liability for hazardous waste contamination.

     OTHER REGULATIONS AND POLICIES

The federal regulatory agencies have adopted regulations that implement Section 304 of FDICIA which requires federal banking agencies to adopt uniform regulations prescribing standards for real estate lending. Each insured depository institution must adopt and maintain a comprehensive written real estate lending policy, developed in conformance with prescribed guidelines, and each agency has specified loan-to-value limits in guidelines concerning various categories of real estate loans.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations on the nature and amount of loans which may be made, and restrictions on payment of dividends. The California Superintendent of Banks approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.

BUSINESS CONCENTRATIONS

As of December 31, 1997, the Company had approximately $165 million in assets and $143 million in deposits. No individual or single group of related accounts is considered material in relation to the Company's totals, or in relation to its overall business.

[6~

MONETARY POLICY

Banking is a business which depends on rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank investment portfolios will comprise the major portion of the Bank's earnings.

The earnings and growth of the Bank will be affected not only by general economic conditions, both domestic and international, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in U.S. Government securities, limitations upon savings and time deposit interest rates, and adjustments to the discount rates applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact that future changes in fiscal or monetary policies or economic controls may have on the Bank's businesses and earnings cannot be predicted.

COMPETITION

The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank (but which can be offered indirectly by the Bank through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

In order to compete with other competitors in their primary service areas, the Bank attempts to use to the fullest extent the flexibility which their independent status permits. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. In particular, each of the banks offers highly personalized banking services.

EMPLOYEES

At December 31, 1997, the Bank had a total of 167 full-time equivalent employees. The Bank believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Bank's principal office is located in a free standing two story building in the City of Yorba Linda. The building was constructed for the Bank on 55,000 square feet of land in a shopping center leased in 1981. The lease runs through 2002, with six five-year options to extend.

The Bank also entered into a lease in May of 1993 for approximately 4,742 square feet of space to house its Costa Mesa office. These premises were already improved to house a financial institution branch office. The lease has a term of five years with two five-year options to extend.

The Bank owns its branch facility in Westminster. It is a free standing, two story building of approximately 24,653 square feet constructed in 1979 on 53,317 square feet of land.

The Bank owns its branch facility in Huntington Beach. It is a free standing building of approximately 8,962 square feet constructed in 1986 on 37,956 square feet of land.

The Bank has also entered into a lease dated December 22, 1995 for approximately 3,330 square feet of space in Mission Viejo to house its SBA Lending Division. The lease has a term of three years with a three-year option to extend.

The Bank has also entered into a lease dated June 28, 1996 for approximately 7,330 square feet in Tustin to house its Mortgage Loan Division. The lease has a term of six years with two six-year options to extend.

The Bank has also entered into a lease dated March 18, 1997 for approximately 1869 square feet in Laguna Hills for a limited service branch. The lease has a term of 3 years.

ITEM 3.  LEGAL PROCEEDINGS

To the best of the Company's knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property or business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 1997, a Special Meeting of Shareholders of the Bank was held to vote upon the formation of BYL Bancorp and the establishment of the Bank as a wholly-owned subsidiary of BYL Bancorp. The matter was approved by a majority of the shareholders.

                                       PART II


ITEM 5.   MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS

The equity securities of BYL Bancorp consist of one class of common stock, of which there were 1,546,530 shares outstanding, held by approximately 800 shareholders of record at year-end 1997. Holders of the common stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, as specified by the California Financial Code. The Company paid no dividends on common stock in 1996. During 1997, the Company paid quarterly cash dividends of $0.05 per share. On June 30, 1997, the Company completed a four-for-three stock split of the issued and outstanding shares.

Management of the Company is aware of five (5) securities dealers who maintain an inventory and make a market in its Common Stock. The market makers are Ryan, Beck & Co., Wedbush Morgan Securities Inc., Herzog, Heine & Geduld, Sutro & Co. and Sandler, O'Neill & Partners.

The information set forth in the table below summarizes, for the periods indicated, the high and low prices since the Company's Common Stock became listed in NASDAQ National Market. These quotes do not necessarily include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below (these amounts have been adjusted to reflect the four-for-three stock split effective June 30, 1997).


1996                                    High           Low
-----------------                     ---------     ---------
Second Quarter                          6 3/8         6 3/16
Third Quarter                           6 3/8         5 7/16
Fourth Quarter                          8 1/4         5 13/16


1997
-----------------
First Quarter                          15 2/3        10 3/8
Second Quarter                         15 15/16      12 3/8
Third Quarter                          16 1/2          16
Fourth Quarter                         21 1/4          16


ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected financial data relating to the past five years of the Company's operations.


                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                   1997         1996        1995         1994        1993
                                                ----------   ----------  ----------   ----------  ----------
SUMMARY OF OPERATIONS:
  Interest Income                               $  13,016    $   7,498   $   4,479    $   4,127   $   4,023
  Interest Expense                                  4,160        2,060       1,045        1,005       1,039
                                                ----------   ----------  ----------   ----------  ----------
  Net Interest Income                               8,856        5,438       3,434        3,122       2,984
  Provision for Loan Losses                           733          344         262          423         819
                                                ----------   ----------  ----------   ----------  ----------
  Net Interest Income After Provision
    for Loan Losses                                 8,123        5,094       3,172        2,699       2,165
  Noninterest Income                               14,801        7,653       5,662        3,799       3,362
  Noninterest Expense                              19,206       10,661       7,095        5,687       5,336
                                                ----------   ----------  ----------   ----------  ----------
  Income Before Income Taxes                        3,718        2,086       1,739          811         191
  Income Taxes                                      1,609          884         717          335          71
                                                ----------   ----------  ----------   ----------  ----------
  Net Income                                    $   2,109    $   1,202   $   1,022    $     476   $     120
                                                ----------   ----------  ----------   ----------  ----------
                                                ----------   ----------  ----------   ----------  ----------

  Dividends on Common Stock                     $     292    $       -   $       -    $       -   $       -

PER SHARE DATA:
  Net Income - Basic                            $    1.37    $    1.12   $    1.98    $    0.83   $    0.13
  Net Income - Diluted                          $    1.28    $    1.04   $    1.39    $    0.62   $    0.13
  Dividends on Common Stock                     $    0.20    $       -   $       -    $       -   $       -
  Book Value                                    $    9.59    $    7.96   $    8.43    $    6.68   $    6.70
  Tangible Book Value                           $    8.57    $    7.35   $    8.43    $    6.68   $    6.70

STATEMENTS OF FINANCIAL CONDITION SUMMARY:
  Total Assets                                  $ 164,667    $ 116,467   $  59,784    $  53,430   $  52,230
  Total Deposits                                  142,836      102,368      54,025       48,693      47,965
  Loans Held for Sale                              47,150       24,363      10,186        9,969       2,683
  Total Loans                                      92,908       64,244      30,917       27,756      37,798
  Allowance for Loan Losses                         1,521        1,210         580          536         413
  Total Shareholders' Equity                       14,830       12,938       5,157        4,405       4,020

SELECTED RATIOS:
  Return on Average Assets                           1.43%        1.35%       1.88%        0.88%       0.22%
  Return on Average Equity                          15.19%       13.82%      21.37%       11.31%       3.13%
  Average Loans as a Percent
    of Average Deposits                             86.65%       79.90%      82.03%       80.76%      82.55%
  Allowance for Loan Losses to Total Loans           1.64%        1.87%       1.84%        1.90%       1.08%
  Average Capital to Average Assets                  9.43%        9.78%       8.78%        7.54%       6.38%
  Tier I Capital to Risk-Weighted Assets             9.77%       11.77%      10.49%       10.71%       8.51%
  Total Capital to Risk-Weighted Assets             10.95%       13.02%      11.74%       11.96%       9.75%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ORGANIZATION

BYL Bancorp ("the Company") is a California corporation formed to act as the holding company of Bank of Yorba Linda ("the Bank"), a state-chartered bank headquartered in Yorba Linda, California. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors, the Company's primary regulator.

The Bank engages in the general business of banking throughout its primary market area of Yorba Linda, California and the surrounding area of Orange County by offering a wide range of banking products and services, including (i) originating and selling of Nonconforming Mortgages and SBA guaranteed loans;
(ii) providing many types of business and personal savings, money market and demand accounts, and other consumer banking services; and (iii) originating several other types of loans, and commercial and residential construction loans. The Bank maintains its main office in Yorba Linda, and presently operates three
(3) full service branches in Costa Mesa, Westminster, and Huntington Beach, California, and a limited service branch office in Laguna Hills, California. Each banking office concentrates on servicing the local community in which it is located. The Bank also maintains a mortgage banking office in Tustin, California and a SBA loan office in Mission Viejo, California.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 1997, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future. This discussion should be read in conjunction with the Company's consolidated financial statements and notes included herein.

OVERVIEW

The Company's net income for 1997 was $2.1 million, a $900,000 or 75.5% increase over the 1996 net income of $1.2 million. On a diluted per share basis, 1997 net income was $1.28 compared to $1.04 in 1996. The increase in net income in 1997 was due primarily to the growth in assets and the increased profitability of its SBA and Mortgage Loan Divisions.

In 1996, net income was $1.2 million or $1.04 per share compared to $1.0 million or $1.39 per share in 1995. The Company's 1996 net income increased by $179,000 compared to the 1995 net income. This increase was attributable primarily to the acquisition of BOW and continuing profitability of its SBA and Mortgage Loan Divisions.

Shareholders' equity increased $1.9 million or 14.6%, in 1997 to $14.8 million at December 31, 1997 compared to $12.9 million at December 31, 1996. This increase was from the retention of earnings. Shareholders' equity increased $7.8 million in 1996, primarily from the public offering that raised $7.8 million. A portion of those funds were used to retire the outstanding Preferred Stock.

During 1997, the Company paid its first ever dividends to common stockholders totaling $292,000 or $0.20 per share.

The following table sets forth several key operating ratios for 1997, 1996 and 1995:

                                                         For the Year Ended
                                                            December 31,
                                                     ---------------------------
                                                       1997      1996      1995
                                                     --------  --------  -------
Return on Average Assets                               1.43%     1.35%     1.88%
Return on Average Equity                              15.19%    13.82%    21.37%
Average Shareholder's Equity to Average Total Assets   9.43%     9.78%     8.78%

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY

The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded (dollar amounts in thousands).

                                                                 For the Year Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                           1997                              1996                             1995
                               ----------------------------------------------------------------------------------------------------
                                                      Average                          Average                           Average
                                          Interest   Yield or               Interest   Yield or              Interest    Yield or
                                Average    Earned      Rate      Average     Earned      Rate      Average    Earned       Rate
                                Balance   or Paid      Paid      Balance    or Paid      Paid      Balance    or Paid      Paid
                               ---------- ---------  --------  ----------  ----------  --------  ----------  ---------  -----------
ASSETS
Interest-Earning Assets:
  Investment Securities        $   6,390  $    395      6.18%  $   6,229   $    356     2.72%    $   4,163   $    219      5.26%
  Federal Funds Sold               7,329       394      5.38%      4,240        222     5.24%        2,402        138      5.75%
  Other Earning Assets                 -         -          -          -          -         -           23          2      8.70%
  Loans                          112,697    12,227     10.85%     64,155      6,920    10.79%       40,215      4,120     10.24%
                               ---------- ---------            ----------  ----------            ----------  ---------
Total Interest-Earning
  Assets                         126,416    13,016     10.30%     74,624      7,498    10.05%       46,803      4,479      9.57%

Cash and Due From
  Banks                            9,657                           7,839                             5,689
Premises and Equipment             4,132                           2,363                               665
Other Real Estate Owned              908                             776                               549
Accrued Interest and
  Other Assets                     7,325                           4,314                             1,357
Allowance for Loan
  Losses                          (1,156)                           (985)                             (583)
                               ----------                      ----------                        ----------
Total Assets                   $ 147,282                       $  88,931                         $  54,480
                               ----------                      ----------                        ----------
                               ----------                      ----------                        ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Money Market and
   NOW                            26,913       728      2.71%     21,574        576     2.67%       16,732        453      2.71%
  Savings                         21,088       814      3.86%     14,329        512     3.57%        9,008        278      3.09%
  Time Deposits under
   $100,000                       25,633     1,431      5.58%      9,233        496     5.37%        3,702        182      4.92%
  Time Deposits of
   $100,000 or More               20,093     1,173      5.84%      8,526        476     5.58%        2,418        132      5.46%
  Other                              205        14      6.83%          -          -         -            -          -          -
                               ---------- ---------            ----------   ---------            ----------  ---------
Total Interest-Bearing
  Liabilities                     93,932     4,160      4.43%     53,662      2,060     3.84%       31,860      1,045      3.28%

Noninterest-Bearing
  Liabilities:
    Demand Deposits               36,338                          25,400                            17,163
    Other Liabilities              3,130                           1,169                               675
    Shareholders' Equity          13,882                           8,700                             4,782
                               ----------                      ----------                        ----------
  Total Liabilities and
    Shareholders' Equity       $ 147,282                       $  88,931                         $  54,480
                               ----------                      ----------                        ----------
                               ----------                      ----------                        ----------
  Net Interest Income                     $  8,856                         $  5,438                          $  3,434
                                          ---------                         ---------                        ---------
                                          ---------                         ---------                        ---------
Net Yield on Interest-Earning
  Assets                                                7.01%                           7.29%                              7.34%

EARNINGS ANALYSIS

NET INTEREST INCOME

Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the earnings of a financial institution. The primary factors that impact net interest income are the composition and volume of interest-earning assets and interest-bearing liabilities, the amount of noninterest-bearing liabilities and nonaccrual loans, and changes in market interest rates.

Net interest income for 1997 was $8.9 million, an increase of 62.9% compared to the $5.4 million reported in 1997. This increase was primarily due to the significant increase in average interest-earning assets which increased $51.8 million or 69.4% to $126.4 million in 1997 compared to $74.6 million in 1996.

Interest income in 1997 was $13.0 million, a $5.5 million or a 73.6% increase over the $7.5 million recorded in 1996. Increased loan totals accounted for 95% of this increase as the average loans outstanding increased 75.6% to $112.7 million in 1997 compared to $64.2 million in 1996. The significant increase in shareholders' equity in 1996 and 1997 has allowed the Company to aggressively grow its loan portfolio and other interest-earning assets.

Interest expense also rose significantly in 1997 as the Company increased deposits and other borrowings to fund the loan growth discussed above. Interest expense was $4.2 million in 1997, double the $2.1 million reported in 1996.

Interest rates played a minor role in the changes in net interest income in 1997. The Company was able to increase its yield on interest-earning assets by 30 basis points, however, the rates paid on interest-bearing liabilities increased 59 basis points. The net yield on interest-earning assets in 1997 declined 28 basis points to 7.01% compared to 7.29% in 1996.

Net interest income in 1996 was $5.4 million, an increase of $2 million or 58% from $3.4 million in 1995. This increase was primarily attributable to the substantial increase in total interest-earning assets which increased from $46.8 million in 1995 to $74.6 million in 1996. (Changing interest rates had a very minor impact as the net yield on interest-earning assets decreased only 5 basis points for 7.34% in 1995 to 7.29% in 1996.) The increase in total interest-earning assets was a direct result of the acquisition of BOW.

Total interest income in 1996 was $7.5 million in 1996 compared to $4.5 million in 1995. Increased loan volume, from the acquisition of BOW and the SBA and Mortgage Loan Divisions, was accountable for 85% of the increase in total interest income. The total yield on interest-earning assets also increased 48 basis points contributing $234,000 to the increase in interest income.

Total interest expense also increased dramatically in 1996, rising to $2.1 million from $1.0 million in 1995. Again this increase was primarily attributable to increased volume in deposits (primarily acquired from BOW) which accounted for $951,000 of the total increased. The average rate paid on deposits also increased 56 basis points increasing interest expense by $64,000.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollar amounts in thousands).

                                    Year Ended December 31, 1997         Year Ended December 31, 1996
                                             versus                                versus
                                   Year Ended December 31, 1996         Year Ended December 31, 1995
                                   ----------------------------         ----------------------------
                                     Increase (Decrease) Due               Increase (Decrease) Due
                                          To Change in                          To Change in
                                   ----------------------------         -----------------------------
                                 Volume       Rate         Total      Volume        Rate        Total
                                ---------   ----------   ---------   ---------    ---------   ---------
INTEREST-EARNING ASSETS:
  Investment Securities         $      9    $     30     $     39    $    117     $     20    $    137
  Federal Funds Sold                 166           6          172          97          (13)         82
  Other Earning Assets                 -           -            -          (2)           -          (2)
  Loans                            5,267          40        5,307       2,571          229       2,800
                                ---------   ----------   ---------   ---------    ---------   ---------
  TOTAL INTEREST INCOME            5,442          76        5,518       2,783          236       3,019

INTEREST-BEARING LIABILITIES:
  Money Market and NOW               144           8          152         129           (6)        123
  Savings                            258          44          302         185           49         234
  Time Deposits under
    $100,000                         915          20          935         296           18         314
  Time Deposits $100,000
    or More                          674          23          697         341            3         344
  Other                               14           0           14           -            -           -
                                ---------   ----------   ---------   ---------    ---------   ---------
  TOTAL INTEREST EXPENSE           2,005          95        2,100         951           64       1,015
                                ---------   ----------   ---------   ---------    ---------   ---------
  NET INTEREST INCOME           $  3,437    $(    19)    $  3,418    $  1,832     $    172    $  2,004
                                ---------   ----------   ---------   ---------    ---------   ---------
                                ---------   ----------   ---------   ---------    ---------   ---------


NONINTEREST INCOME

The Bank receives noninterest income from three primary sources: service charges and fees on accounts and banking services, fees and premiums generated by the Mortgage Loan Division, and fees, premiums, and servicing income generated by the SBA Loan Division.

In 1997, noninterest income was $14.8 million, an increase of $7.2 million or 93.4% compared to the 1996 amount of $7.6 million. The majority of this increase ($7.0 million) was generated by the Company's SBA and Mortgage Loan Divisions who continued to expand their operations in 1997. By the end of 1997, these divisions had developed networks of referring brokers throughout most Pacific Coast States.

During 1996, noninterest income increased $2 million to $7.7 million compared to $5.7 million in 1995. The majority of this increase (1.7 million) was generated by the Bank's SBA and Mortgage Loan Divisions. During 1996, the Mortgage Loan Division's noninterest income has $4.5 million (representing 58% of the Bank's total noninterest income), an increase of $1.2 million or 36% more than the 1995 total of $3.3 million. The SBA Loan Division also experienced a significant increase in 1996 as total noninterest income from that division reached $2.4 million, a 26% increase over the 1995 total of $1.9 million. Service charges, fees and other income also increased in 1996 due to the acquisition of BOW.


NONINTEREST EXPENSE

Noninterest expense reflects the costs of products and services related to systems, facilities and personnel for the Company. The major components of noninterest expense stated as a percentage of average assets are as follows:

                                              1997           1996         1995
                                           ---------      ---------     --------
Salaries and Employee Benefits                8.43%          6.92%        8.07%
Occupancy Expenses                             .62            .81          .99
Furniture and Equipment                        .84            .45          .80
Professional Fees and Outside Services         .60            .77          .50
OREO Expenses                                  .11            .36          .22
Commission and Loan Expenses                   .54            .50          .74
Office Expenses                                .77            .84          .98
Other                                         1.67           1.34          .72
                                           ---------      ---------     --------
                                             13.04%         11.99%       13.02%
                                           ---------      ---------     --------
                                           ---------      ---------     --------

Noninterest expense was $19.2 million in 1997, an increase of $8.5 million or 80.2% over the $10.7 reported in 1996. The majority of this increase ($6.3 million) was created by increased salaries and benefits generated by the acquisition of BOW and the SBA and Mortgage Loan Divisions. Compensation in these divisions are primarily incentive-based, therefore, significant increases in volume of loan originations, and resulting gains, result in significant increases in salaries and incentive payments. Furniture and Equipment and Office Expenses were also responsible for $942,000 of the increased noninterest expenses in 1997. These categories increased primarily due to the cost of converting to a new in-house data processing system in 1997.

Noninterest expenses in 1996 totaled $10.7 million, or approximately a 50% increase over the 1995 amount of $7.1 million. The majority of this increase ($1.8 million) was created by increased salaries and employee benefits generated by the acquisition of BOW and the Mortgage and the SBA Loan Divisions.
Increases in occupancy expenses and furniture and equipment were primarily related to the acquisition of BOW. Other expenses increased $1.4 million, primarily due to the acquisition of BOW, increases in OREO expenses and contracted costs of loan packaging and processing related to the volume increases in the SBA and Mortgage Loan Divisions.


INCOME TAXES

Income tax expense was $1,609,000, $884,000, and $717,000 for the years ended December 31, 1997, December 31, 1996, and December 31, 1995, respectively.
These expenses resulted in an effective tax rate of 43.3% in 1997, 42.4% in 1996 and 41.2% in 1995.

BALANCE SHEET ANALYSIS

Total assets of the Company at December 31, 1997 were $164.7 million, a $48.2 million or 41.4% increase from $116.5 million at December 31, 1996. Average assets for 1997 were $143.2 million compared to $88.2 million for 1996. The increases in shareholders' equity in 1996 and 1997 allowed the Company to aggressively expand its asset base.

During 1996, the Bank's total assets increased $56.7 million from $59.8 million at December 31, 1995 to $116.5 million at December 31, 1996. This increase resulted primarily from the acquisition of Bank of Westminster on June 13, 1996. Bank of Westminster (BOW) had total assets of $54,923,000 when acquired by the Bank. To fund this acquisition as well as redeem the outstanding preferred stock, the Bank raised $7.8 million of additional capital in a supplemental stock offering.


INVESTMENT PORTFOLIO

The following table summarizes the amounts and distribution of the Company's investment securities held as of the dates indicated, and the weighted average yields as of December 31, 1997 (dollar amounts in thousands):

                                                                               December 31,
                                                    --------------------------------------------------------------------
                                                                    1997                          1996
                                                    --------------------------------------      ------------------------
                                                                                 Weighted
                                                     Book           Market       Average          Book           Market
                                                     Value          Value         Yield           Value          Value
                                                    --------       --------     ----------      ---------      ---------
       AVAILABLE-FOR-SALE SECURITIES
       -----------------------------
FHLB STOCK
  Within One Year                                  $   463        $   463          n/a         $      -       $      -

                                                    --------       --------                     ---------      ---------
  TOTAL AVAILABLE-FOR-SALE SECURITIES              $   463        $   463          n/a         $      -       $      -
                                                    --------       --------                     ---------      ---------
                                                    --------       --------                     ---------      ---------

       HELD-TO-MATURITY SECURITIES
       ---------------------------
U.S. TREASURIES:
  Within One Year                                  $     -        $     -            -         $    500       $    504
  One to Five Years                                  2,499          2,506        5.81%              799            802
                                                    --------       --------                     ---------      ---------
  Total U.S. Treasuries Securities                   2,499          2,506        5.81%            1,299          1,306

U.S. GOVERNMENT AND AGENCY SECURITIES:
  Within One Year                                        -              -            -              999            987
  One to Five Years                                  1,968          1,988        6.53%            2,935          2,957
                                                    --------       --------                     ---------      ---------
  Total U.S. Government and Agency Securities        1,968          1,988        6.53%            3,934          3,944

MUNICIPAL SECURITIES:
  Within One Year                                      540            540        3.40%                -              -
  One to Five Years                                      -              -            -              541            533
                                                    --------       --------                     ---------      ---------
  Total Municipal Securities                           540            540        3.40%              541            533
                                                    --------       --------                     ---------      ---------

  TOTAL HELD-TO-MATURITY SECURITIES                 $ 5,007        $ 5,034        5.83%         $ 5,774        $ 5,783
                                                    --------       --------                     ---------      ---------
                                                    --------       --------                     ---------      ---------

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes. At December 31, 1997 and 1996, the carrying values of securities pledged to secure public deposits and other purposes were $5,007,000 and $3,321,000, respectively.


LOANS HELD FOR SALE

The Company originates mortgage loans and SBA loans for sale to institutional investors. Loans held for sale have increased from to $10.2 million at December 31, 1995, $24.4 million at December 31, 1996 and $47.2 million at December 31, 1997. Generally, the Company sells these loans within sixty (60) days of origination, but may hold these loans for longer periods depending on market conditions.

At December 31, 1997 and 1996, the Bank was servicing approximately $76.1 million and $44.2 million, respectively, in SBA loans previously sold. In connection with a portion of these loans, the Company has capitalized approximately $1.9 million and $1.2 million in servicing assets at December 31, 1997 and 1996, respectively. Servicing assets are amortized over the estimated life of the serviced loan using a method that approximates the interest method. The Company evaluates the carrying value of the excess servicing receivables by estimating the excess future servicing income, based on management's best estimate of the remaining loan lives.

When the Company sells the guaranteed portion of SBA loans, the cost allocated to the portion of the loan retained is based on the relative fair value of all components of the loan, including excess servicing receivables. The Company has recorded discounts of approximately $2.8 million and $1.1 million at December 31, 1997 and 1996, respectively in connection with these loans. These discounts are amortized over the estimated life of each loan using the interest method.

LOAN PORTFOLIO

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):


                                                            December 31,
                                             -----------------------------------------
                                                1997            1996           1995
                                             -----------     ----------     ----------
LOANS
  Commercial                                 $   24,272      $  13,577      $   5,686
  Real Estate - Construction                      1,589          3,101             17
  Real Estate - Other                            54,203         44,218         24,129
  Consumer                                       12,844          3,348          1,636
                                             -----------     ----------     ----------
    Total Loans                                  92,908         64,244         31,468
  Net Deferred Loan Costs                           608            305             29
  Allowance for Loan Losses                      (1,521)        (1,210)          (580)
                                             -----------     ----------     ----------
  Net Loans                                  $   91,995      $  63,339      $  30,917
                                             -----------     ----------     ----------
                                             -----------     ----------     ----------
COMMITMENTS
  Standby Letters of Credit                  $      301      $      96      $     143
  Undisbursed Loans and Commitments
    to Grant Loans                               14,523         11,356          6,016
                                             -----------     ----------     ----------
      Total Commitments                      $   14,824      $  11,452      $   6,159
                                             -----------     ----------     ----------
                                             -----------     ----------     ----------


RISK ELEMENTS

The Company assesses and manages credit risk on an ongoing basis through lending policies. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring.

In extending credit and commitments to borrowers, The Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrower. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the credit worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means.

Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances.

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated (dollar amounts in thousands):

                                                             For the Year Ended December 31,
                                                        ----------------------------------------
                                                           1997           1996           1995
                                                        ----------     ----------     ----------
Loans 90 Days Past Due and Still Accruing               $       -      $     122      $     149

Nonaccrual Loans                                              947            579            760
                                                        ----------     ----------     ----------

Total Nonperforming Loans                                     947            701            909

Other Real Estate Owned                                       646          1,030            507
                                                        ----------     ----------     ----------

Total Nonperforming Assets                              $   1,593      $   1,731      $   1,416
                                                        ----------     ----------     ----------
                                                        ----------     ----------     ----------

Nonperforming Loans as a Percentage of Total Loans          1.02%          2.69%          2.88%
Allowance for Loan Loss as a Percentage of
  Nonperforming Loans                                     160.61%        172.61%         63.81%
Nonperforming Assets as a Percentage of Total Assets        0.97%          1.49%          2.37%

Nonaccrual loans are generally past due 90 days or are loans that management believes the interest on which may not be collectible. Loans past due 90 days will continue to accrue interest only when management believes the loan is both well-secured and in the process of collection.

Other real estate owned is acquired through foreclosure or other means. These properties are recorded on an individual asset basis at the estimated fair value less selling expenses. Management believes these properties can be liquidated at or near their current fair value.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in Company's loans. The provision for loan losses was $733,000 in 1997 compared to $344,000 in 1996 and $262,000 in 1995.

The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

                                                            For the Year Ended December 31,
                                                       -----------------------------------------
                                                          1997           1996           1995
                                                       -----------    -----------    -----------
OUTSTANDING LOANS:

  Average for the Year                                 $   65,687     $   49,017     $   31,492
  End of the Year                                      $   92,908     $   64,244     $   31,468

ALLOWANCE FOR LOAN LOSSES:

Balance at Beginning of Year                           $    1,210     $      580     $      536
Actual Charge-Offs:
  Commercial                                                  459            280            133
  Consumer                                                     26             16             23
  Real Estate                                                   -            144             77
                                                       -----------    -----------    -----------
Total Charge-Offs                                             485            440            233
Less Recoveries:
  Commercial                                                   33             15             10
  Consumer                                                      6              6              2
  Real Estate                                                  24              5              3
                                                       -----------    -----------    -----------
Total Recoveries                                               63             26             15
                                                       -----------    -----------    -----------
Net Loans Charged-Off                                         422            414            218
Provision for Loan Losses                                     733            344            262
Allowance on Loans Acquired from BOW                            -            700              -
                                                       -----------    -----------    -----------
Balance at End of Year                                 $    1,521     $    1,210     $      580
                                                       -----------    -----------    -----------
                                                       -----------    -----------    -----------
RATIOS:

  Net Loans Charged-Off to Average Loans                     0.64%          0.84%          0.69%
  Allowance for Loan Losses to Total Loans                   1.64%          1.87%          1.84%
  Net Loans Charged-Off to Beginning Allowance for
    Loan Losses                                             34.88%         71.38%         40.67%
  Net Loans Charged-Off to Provision for Loan Losses        57.57%        120.35%         83.21%
  Allowance for Loan Losses to Nonperforming Loans         160.61%        172.61%         63.81%

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, both Federal and state regulators, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):


                                       December 31, 1997             December 31, 1996
                                   --------------------------------------------------------
                                                  Percent of                    Percent of
                                                Loans in Each                 Loans in Each
                                    Allowance    Category to      Allowance    Category to
                                     Amount      Total Loans       Amount      Total Loans
                                   -----------   ------------    -----------   ------------
Commercial                         $      540         26.12%     $      659         21.13%
Real Estate - Construction                 27          1.71%             56          4.83%
Real Estate                               631         58.34%            378         68.83%
Consumer                                  124         13.82%             45          5.21%
Unallocated                               199      n/a                   72      n/a
                                   -----------   ------------    -----------   ------------

                                   $    1,521        100.00%     $    1,210        100.00%
                                   -----------   ------------    -----------   ------------
                                   -----------   ------------    -----------   ------------

FUNDING

Deposits are the Company's primary source of funds. At December 31, 1997, the Company had a deposit mix of 53.0% in time and savings deposits, 18.6% in money market and NOW deposits, and 28.4% in noninterest-bearing demand deposits. The Company's net interest income is enhanced by its percentage of noninterest-bearing deposits.

The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):


                                                                       December 31,
                                                  -------------------------------------------------------
                                                             1997                          1996
                                                  -------------------------     -------------------------
                                                    Average       Average        Average         Average
                                                    Balance         Rate         Balance          Rate
                                                  -----------    ----------     -----------    ----------
NOW Accounts                                      $   12,444          2.20%     $   11,679          1.95%
Savings Deposits                                      21,088          3.86%         14,329          3.57%
Money Market Accounts                                 14,469          3.14%          9,895          3.52%
TCD Less than $100,000                                25,633          5.58%          9,233          5.37%
TCD $100,000 or More                                  20,093          5.84%          8,526          5.58%
                                                  -----------                   -----------

Total Interest-Bearing Deposits                       93,727          4.42%         53,662          3.84%

Noninterest-Bearing Demand Deposits                   36,338         n/a            25,400         n/a
                                                  -----------                   -----------

Total Average Deposits                            $  130,065          3.19%     $   79,062          2.61%
                                                  -----------                   -----------
                                                  -----------                   -----------

The scheduled maturity distribution of the Bank's time deposits of $100,000 or greater, as of December 31, 1997, were as follows (dollar amounts in thousands):

  Three Months or Less                 $    12,077
  Over Three Months to One Year              9,921
  Over One Year to Five Years                1,329
                                       ------------
                                       $    23,327
                                       ------------
                                       ------------

LIQUIDITY AND INTEREST RATE SENSITIVITY

The objective of the Company's asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the Company's shareholders.

The Company manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, by originating mortgage and SBA loans for sale to the secondary market, increasing emphasis on shorter-term, higher yield loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans.

The table below sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, except for loans held for sale which the Company classifies as highly liquid based on historical sale patterns (dollar amounts in thousands):


                                                                   After        After One
                                                     Within      Three Months    Year But
                                                     Three       But Within       Within         After
                                                     Months       One Year     Five Years     Five Years        Total
                                                  -----------    -----------    -----------    -----------    -----------
INTEREST-EARNING ASSETS:
  Federal Funds Sold                              $        -     $        -     $        -     $        -     $        -
  Investment Securities                                  463            540          4,467              -          5,470
  Gross Loans                                         50,399         14,699         31,432         43,529        140,059
                                                  -----------    -----------    -----------    -----------    -----------
   Total                                          $   50,862     $   15,239     $   35,899     $   43,529     $  145,529
                                                  -----------    -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------    -----------
INTEREST-BEARING LAIABILITIES:
  Money Market and NOW Deposits                   $   26,597     $        -     $        -     $        -     $   26,597
  Savings                                             21,724              -              -              -         21,724
  Time Deposits                                       26,247         27,731              -              -         53,978
  Other                                                4,000              -              -              -          4,000
                                                  -----------    -----------    -----------    -----------    -----------
                                                  $   78,568     $   27,731     $        -     $        -     $  106,299
                                                  -----------    -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------    -----------

Interest Rate Sensitivity Gap                     $  (27,706)    $  (12,492)    $   35,899     $   43,529     $   39,230
Cumulative Interest Rate
  Sensitivity Gap                                 $  (27,706)    $  (40,198)    $   (4,299)    $   39,230

Ratios Based on Total Assets:
  Interest Rate Sensitivity Gap                      (16.83%)        (7.59%)        21.80%         26.43%         23.82%
  Cumulative Interest Rate
    Sensitivity Gap                                  (16.83%)       (24.41%)        (2.61%)        23.82%


Liquidity refers to the Company's ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan customers and withdrawals from deposit accounts.

CAPITAL RESOURCES

Shareholders' equity at December 31, 1997 was $14.8, an increase of $1.9 million or 14.6% over $12.9 million at December 31, 1996. Average shareholders' equity for 1997 was $13.9 million compared to $8,700 million in 1996.

Shareholders' equity averaged $8.7 million in 1996, an increase of $3.9 million or 82% compared to 1995. At December 31, 1996, shareholders' equity amounted to $12.9 million, an increase of $7.7 million or 68% over the prior year.

During 1996, the Bank increased shareholders' equity by $7.8 million in a supplemental stock offering and redeemed its outstanding preferred stock for $1.0 million.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. At December 31, 1997, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC. The Bank's risk-based capital ratios, shown below as of December 31, 1997, have been computed in accordance with regulatory accounting policies (The Company's capital ratios are comparable to the Bank's).


                                  Minimum
                                Requirements      Bank
                               --------------    -------
  Tier 1 Capital                    4.0%          9.77%
  Total Capital                     8.0%         10.95%
  Leverage Ratio                    4.0%          7.42%

EFFECTS OF INFLATION

The financial statements and related financial information presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "REPORTING COMPREHENSIVE INCOME". This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires certain related disclosures about products and services, geographic areas and major customers. The disclosures are required for the year ending December 31, 1998.


YEAR 2000 ISSUES

The Bank has established a working committee of senior management and other employees to plan and monitor the Bank's compliance with Year 2000 issues. This committee has developed a policy setting forth priorities and a timetable for the Bank to follow in this process. The FDIC in their most recent exam has assessed the Bank's progress to date as satisfactory. Management currently believes that the costs related to addressing all Year 2000 issues will not have a material impact on future operations of the Bank and the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

     Independent Auditors' Report                                            39

     Consolidated Balance Sheets at December 31, 1997 and 1996        40 and 41

     Consolidated Statements of Income for each of the Years
        in the Three-Year Period Ended December 31, 1997                     42

     Consolidated Statements of Shareholders' Equity for each
        of the Years in the Three-Year Period Ended
        December 31, 1997                                                    43

     Consolidated Statements of Cash Flows for each of the Years
        in the Three-Year Period Ended December 31, 1997                     44

     Notes to Financial Statements                                45 through 67


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes hereto.

To the Board of Directors and Shareholders of BYL Bancorp and Subsidiary


                            INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of BYL Bancorp and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BYL Bancorp and Subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                              VAVRINEK, TRINE, DAY & CO., LLP










January 30, 1998
Laguna Hills, California

                             BYL BANCORP AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996




                                                    1997           1996
                                                ------------   ------------

ASSETS

Cash and Due from Banks                         $  7,187,574   $ 11,760,461

Investment Securities - Note B:
  Available for Sale                                 462,600              -
  Held to Maturity                                 5,007,148      5,773,634
                                                ------------   ------------
          TOTAL INVESTMENT SECURITIES              5,469,748      5,773,634


Federal Funds Sold                                         -        500,000

Loans Held for Sale                               47,150,365     24,363,386

Loans - Note C:
  Commercial                                      24,271,627     13,577,349
  Real Estate                                     55,792,373     47,318,946
  Consumer                                        12,844,464      3,347,850
                                                ------------   ------------
                          TOTAL LOANS             92,908,464     64,244,145


  Net Deferred Loan Costs                            607,970        305,320
  Allowance for Credit Losses                    ( 1,521,423)   ( 1,210,000)
                                                ------------   ------------
                            NET LOANS             91,995,011     63,339,465


Premises and Equipment - Note D                    4,402,240      3,706,933
Other Real Estate Owned                              645,962      1,029,861
Cash Surrender Value of Life Insurance               905,612        861,956
Deferred Tax Assets - Note G                       1,666,000        720,000
Goodwill - Note 0                                  1,545,395      1,659,868
Servicing Assets - Note C                          1,919,804        936,758
Accrued Interest and Other Assets                  1,778,998      1,814,690
                                                ------------   ------------

                                                $164,666,709   $116,467,012
                                                ------------   ------------
                                                ------------   ------------


                                                      1997           1996
                                                  ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits - Note E:
  Noninterest-Bearing Demand                      $ 40,536,626   $ 31,964,976
  Money Market and NOW                              26,596,665     25,831,214
  Savings                                           21,724,085     18,324,403
  Time Deposits Under $100,000                      30,651,668     11,912,358
  Time Deposits $100,000 and Over                   23,326,657     14,335,005
                                                  ------------   ------------
                              TOTAL DEPOSITS       142,835,701    102,367,956


Federal Funds Purchased                              1,000,000              -
Federal Home Loan Bank Advances                      3,000,000              -
Accrued Interest and Other Liabilities               3,001,494      1,160,672
                                                  ------------   ------------

                           TOTAL LIABILITIES       149,837,195    103,528,628


Commitments and Contingencies - Note I


Shareholders' Equity - Notes K, L and M:
  Preferred Shares - Authorized 25,000,000
     Shares; None Outstanding
  Common Shares - Authorized 50,000,000
     Shares; Issued and Outstanding 1,546,530
     Shares in 1997 and 1,535,064 Shares in 1996    10,371,912     10,298,485
  Undivided Profits, Including Transfer of
     $735,006 from Common Shares on
     December 31, 1988                               4,457,602      2,639,899
                                                  ------------   ------------
                  TOTAL SHAREHOLDERS' EQUITY        14,829,514     12,938,384
                                                  ------------   ------------


                                                  $164,666,709   $116,467,012
                                                  ------------   ------------
                                                  ------------   ------------



The accompanying notes are an integral part of these consolidated financial statements.

                             BYL BANCORP AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995





                                               1997           1996           1995
                                            -----------    -----------    -----------
INTEREST INCOME
  Interest and Fees on Loans                $12,227,483    $ 6,919,824      4,120,407
  Interest on Investment Securities             394,685        355,932        219,103
  Other Interest Income                         394,425        222,184        139,874
                                            -----------    -----------    -----------
                TOTAL INTEREST INCOME        13,016,593      7,497,940      4,479,384


INTEREST EXPENSE
  Interest on Money Market and NOW              728,420        576,264        453,625
  Interest on Savings Deposits                  814,341        511,854        278,445
  Interest on Time Deposits                   2,603,688        971,653        312,838
  Interest on Other Borrowings                   13,841              -              -
                                            -----------    -----------    -----------
               TOTAL INTEREST EXPENSE         4,160,290      2,059,771      1,044,908
                                            -----------    -----------    -----------


                  NET INTEREST INCOME         8,856,303      5,438,169      3,434,476
Provision for Credit Losses                     733,000        344,500        262,000
                                            -----------    -----------    -----------
            NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES         8,123,303      5,093,669      3,172,476


NONINTEREST INCOME
  Gains, Fees, and Servicing
    Income on Loans Sold                     13,838,625      6,859,948      5,157,436
  Service Charges, Fees, and Other Income       962,499        793,183        504,431
                                            -----------    -----------    -----------
                                             14,801,124      7,653,131      5,661,867
                                            -----------    -----------    -----------
                                             22,924,427     12,746,800      8,834,343
NONINTEREST EXPENSE
  Salaries and Employee Benefits             12,414,771      6,158,400      4,399,141
  Occupancy Expenses                            912,870        717,025        537,553
  Furniture and Equipment                     1,230,438        666,995        434,597
  Other Expenses - Note F                     4,648,235      3,118,798      1,723,725
                                            -----------    -----------    -----------
                                             19,206,314     10,661,218      7,095,016
                                            -----------    -----------    -----------
           INCOME BEFORE INCOME TAXES         3,718,113      2,085,582      1,739,327
Income Taxes - Note G                         1,608,750        884,000        717,000
                                            -----------    -----------    -----------


                           NET INCOME       $ 2,109,363    $ 1,201,582    $ 1,022,327
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
Per Share Data - Note H
  Net Income - Basic                        $      1.37    $      1.12    $      1.98
  Net Income - Diluted                      $      1.28    $      1.04    $      1.39




The accompanying notes are an integral part of these consolidated financial statements.

                             BYL BANCORP AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                         Common Shares
                                    Serial      ---------------------------
                                   Preferred      Number of                    Undivided
                                     Stock          Shares        Amount        Profits          Total
                                 ------------   ------------   ------------   ------------   ------------
BALANCE AT
  JANUARY 1, 1995                $  1,000,000       461,731    $ 2,539,630    $    865,587   $  4,405,217

Net Income                                                                       1,022,327      1,022,327

Preferred Dividends                                                               (270,281)      (270,281)
                                 ------------   ------------   ------------   ------------   ------------


BALANCE AT
  DECEMBER 31, 1995                 1,000,000        461,731      2,539,630      1,617,633      5,157,263

Net Income                                                                       1,201,582      1,201,582

Preferred Dividends                                                               (159,316)      (159,316)

Redemption of
  Preferred Stock                  (1,000,000)                                     (20,000)    (1,020,000)


Issuance of Common
  Shares, Net of Expenses
  of $1,096,145                                    1,073,333      7,758,855                     7,758,855
                                 ------------   ------------   ------------   ------------   ------------

BALANCE AT
  December 31, 1996                         -      1,535,064     10,298,485      2,639,899     12,938,384

Net Income                                                                       2,109,363      2,109,363

Cash Dividends                                                                    (291,660)      (291,660)

Exercise of Stock Options                             11,466         73,427                        73,427

                                 ------------   ------------   ------------   ------------   ------------

BALANCE AT
  DECEMBER 31, 1997              $          -      1,546,530   $ 10,371,912   $  4,457,602   $ 14,829,514
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------




The accompanying notes are an integral part of these consolidated financial statements.

                             BYL BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



OPERATING ACTIVITIES                                                          1997                   1996                  1995
                                                                         ------------           ------------           -----------
  Net Income                                                             $  2,109,363           $  1,201,582           $ 1,022,327
  Adjustments to Reconcile Net Income
   to Net Cash Provided (Used) by Operating Activities:
     Depreciation and Amortization                                            890,669                405,351               256,637
     Deferred Income Taxes                                                   (946,000)              (234,000)             (224,000)
     Loans Originated for Sale                                           (225,799,800)          (114,259,811)          (87,344,000)
     Proceeds from Loan Sales                                             216,434,113            106,082,170            91,500,325
     Gain on Sale of Loans                                                (12,917,608)            (5,866,204)           (4,373,148)
     Provision for Credit Losses                                              733,000                344,500               262,000
     Other Real Estate Owned Losses                                            65,706                207,425                53,289
     Other Items - Net                                                      2,259,317                (20,944)             (700,136)
                                                                         ------------           ------------           -----------
                          NET CASH PROVIDED (USED)
                           BY OPERATING ACTIVITIES                        (17,171,240)           (12,139,931)              453,294
INVESTING ACTIVITIES
  Net Change in Interest-Bearing Deposits                                           -                      -                99,000
  Proceeds from Sales of Other Real Estate Owned                              654,663                264,465               120,911
  Purchases of Available-for-Sale Securities                                 (454,300)            (7,000,000)           (5,000,000)
  Purchases of Held-to-Maturity Securities                                 (2,000,469)              (994,283)             (950,741)
  Proceeds from Maturities of Available-for-Sale Securities                         -             10,000,000             3,995,333
  Proceeds from Maturities of Held-to-Maturity Securities                   2,800,000              3,250,000             1,250,000
  Net Change in Loans                                                     (31,638,207)              (204,137)           (3,440,986)
  Net Cash Received from Purchase of Bank of Westminster                            -              4,617,819                      -
  Purchases of Premises and Equipment                                      (1,516,320)              (570,511)             (357,622)
  Purchase of Life Insurance                                                        -                      -              (818,300)
  Proceeds from Sale of Premises and Equipment                                  3,474                 34,563                69,900
                                                                         ------------           ------------           -----------
                          NET CASH PROVIDED (USED)
                           BY INVESTING ACTIVITIES                        (32,151,159)            (9,397,916)           (5,032,505)
FINANCING ACTIVITIES
  Net Change in Demand Deposits and Savings Accounts                       12,736,783             (2,189,127)              176,192
  Net Change in Time Deposits                                              27,730,962                811,195             5,155,957
  Net Change Federal Funds Purchased                                        1,000,000                      -                     -
  Net Change Federal Home Loan Bank Advances                                3,000,000                      -                     -
  Proceeds from Exercise of Stock Options                                      73,427                      -                     -
  Proceeds from Stock Offering                                                      -              7,758,855                     -
  Redemption of Preferred Stock                                                     -              1,020,000)                    -
  Dividends Paid                                                             (291,660)              (159,316)             (270,281)
                                                                         ------------           ------------           -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         44,249,512              5,201,607             5,061,868
                                                                         ------------           ------------           -----------
                            INCREASE (DECREASE) IN
                         CASH AND CASH EQUIVALENTS                         (5,072,887)             2,459,592               482,657
Cash and Cash Equivalents at Beginning of Year                             12,260,461              9,800,869             9,318,212
                                                                         ------------           ------------           -----------
                         CASH AND CASH EQUIVALENTS
                                    AT END OF YEAR                       $  7,187,574           $ 12,260,461           $ 9,800,869
                                                                         ------------           ------------           -----------
                                                                         ------------           ------------           -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest Paid                                                          $  4,019,640           $  1,962,523           $   979,102
  Income Taxes Paid                                                      $  2,046,689           $  1,109,000           $   976,000



The accompanying notes are an integral part of these consolidated financial statements.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of BYL Bancorp and its subsidiary, Bank of Yorba Linda ("the Bank"), collectively referred to herein as the "Company".

NATURE OF OPERATIONS

The Bank operates five retail branches in Orange County, California. It also operates a Small Business Administration (SBA) loan department and a mortgage loan department. The Bank's primary source of revenue is providing loans to customers for both retention in the Bank's loan portfolio as well as sales to other institutional investors.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from loans originated by the Company, deposits and federal funds sold are reported net.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

CASH EQUIVALENTS

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition captions "Cash and Due from Banks" and "Federal Funds Sold".

SECURITIES HELD TO MATURITY

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SECURITIES AVAILABLE FOR SALE

Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

LOANS HELD FOR SALE

Mortgage and SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.
Net unrealized losses are recognized through a valuation allowance by charges to income.

LOANS

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN (SFAS No. 114), amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost less accumulated depreciation and amortization.

INCOME TAXES

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FINANCIAL INSTRUMENTS

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

EARNINGS PER SHARES (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CURRENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "REPORTING COMPREHENSIVE INCOME". This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires certain related disclosures about products and services, geographic areas and major customers. The disclosures are required for the year ending December 31, 1998.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' presentations to conform to the current year. These classifications are of a normal recurring nature.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:



                                                                         Gross
                                                                      Unrealized
                                                   Amortized             Gains
                                                     Cost              (Losses)           Fair Value
                                                  ----------          ----------          ----------
AVAILABLE-FOR-SALE SECURITIES:
  DECEMBER 31, 1997:
     FHLB Stock                                   $  462,600          $        -          $  462,600
                                                  ----------          ----------          ----------
                                                  ----------          ----------          ----------
HELD-TO-MATURITY SECURITIES:
  DECEMBER 31, 1997:
     U.S. Treasuries                              $2,499,099          $    6,839          $2,505,938
     U.S. Government and Agency Securities         1,967,677              18,573           1,986,250
     Municipal Securities                            540,372                (399)            539,973
                                                  ----------          ----------          ----------
                                                  $5,007,148          $   25,013          $5,032,161
                                                  ----------          ----------          ----------
                                                  ----------          ----------          ----------
DECEMBER 31, 1996:
  U.S. Treasuries                                 $1,298,644          $    7,356          $1,306,000
  U.S. Government and Agency Securities            3,933,500              10,500           3,944,000
  Municipal Securities                               541,490              (8,490)            533,000
                                                  ----------          ----------          ----------
                                                  $5,773,634          $    9,366          $5,783,000
                                                  ----------          ----------          ----------
                                                  ----------          ----------          ----------


The Bank did not sell any investment securities for the years ended December 31, 1997, 1996, and 1995.

Investment securities carried at approximately $5,007,000 and $3,321,000, at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and other purposes as required by law.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE B - INVESTMENT SECURITIES - CONTINUED

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 1997, were as follows:



                               AVAILABLE-FOR-SALE SECURITIES             HELD-TO-MATURITY SECURITIES
                                ----------------------------              --------------------------
                                   Amortized         Fair                  Amortized         Fair
                                      Cost           Value                    Cost           Value
                                -------------  -------------              -----------    -----------
Due In One Year or Less              $      -       $      -               $  540,372     $  539,973
Due from One Year
  to Five Years                             -              -                4,466,776      4,492,188
FHLB Stock                            462,600        462,600                        -              -
                                -------------  -------------              -----------    -----------
                                     $462,600       $462,600               $5,007,148     $5,032,161
                                -------------  -------------              -----------    -----------
                                -------------  -------------              -----------    -----------



NOTE C - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within Orange County in Southern California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

The Bank also originated mortgage and SBA loans for sale to institutional investors. A substantial portion of the Bank's revenues are from origination of loans guaranteed by the Small Business Administration under its Section 7 program and sale of the guaranteed portions of those loans. Funding for the
Section 7 program depends on annual appropriations by the U.S. Congress.

At December 31, 1997 and 1996, the Bank was servicing approximately $76,085,000 and $44,194,000, respectively, in SBA loans previously sold.

When the Bank sells the guaranteed portion of SBA loans, the cost allocated to the portion of the loan retained is based on the relative fair value of all components of the loan, including servicing asset. The Bank has recorded discounts of approximately $2,827,000 and $1,063,000 at December 31, 1997 and 1996, respectively in connection with these loans. These discounts are amortized over the estimated life of each loan using the interest method.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE C - LOANS - CONTINUED

A summary of the changes in the related servicing assets follows:



                                                                          1997                1996
                                                                     -----------          ----------
Balance at Beginning of Year                                         $   936,758          $  473,723
Increase from Loan Sales                                               1,057,130             633,218
Amortization Charged to Income                                           (74,084)           (170,183)
                                                                     -----------          ----------
Balance at End of Year                                               $ 1,919,804          $  936,758
                                                                     -----------          ----------
                                                                     -----------          ----------



The estimated fair value of the servicing assets was approximately $2,067,000 at December 31, 1997. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A direct write down is recorded where the fair value is below the carrying amount of a specific servicing asset.

The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Bank records in other assets an interest-only strip based on the relative fair market value of it and the other components of the loan. At December 31, 1997, included in other assets, were interest-only strips of $644,190 which approximates market value.

A summary of the changes in the allowance for credit losses as of December 31 follows:



                                                      1997                1996                1995
                                                  ----------         -----------          ----------
Balance at Beginning of Year                      $1,210,000         $   580,000          $  536,000
Additions to the Allowance Charged to Expense        733,000             344,500             262,000
Recoveries on Loans Charged Off                       62,962              25,500              15,000
Allowance on Loans Acquired from
  Bank of Westminster                                      -             700,000                   -
                                                  ----------         -----------          ----------
                                                   2,005,962           1,650,000             813,000
Less Loans Charged Off                              (484,539)           (440,000)           (233,000)
                                                  ----------         -----------          ----------
                                                  $1,521,423         $ 1,210,000          $  580,000
                                                  ----------         -----------          ----------
                                                  ----------         -----------          ----------

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE C - LOANS - CONTINUED

The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:



                                                      1997                1996                1995
                                                  ----------         -----------          ----------
Recorded Investment in Impaired Loans             $1,993,000         $ 1,991,000          $   76,000
                                                  ----------         -----------          ----------
                                                  ----------         -----------          ----------

Related Allowance for Impaired Losses             $  258,000         $   415,000          $  163,000
                                                  ----------         -----------          ----------
                                                  ----------         -----------          ----------

Average Recorded Investment in Impaired Loans     $1,888,000         $ 1,591,000          $  847,000
                                                  ----------         -----------          ----------
                                                  ----------         -----------          ----------

Interest Income Recognized from Cash Payments     $  103,000         $    19,000              None
                                                  ----------         -----------          ----------
                                                  ----------         -----------          ----------


Loans having carrying values of $336,471, $994,951 and $18,000 were transferred to other real estate owned in 1997, 1996 and 1995, respectively.


NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment follows:



                                                                          1997                1996
                                                                     -----------          ----------
Land                                                                 $   821,188          $  821,188
Buildings                                                              1,849,605           1,826,737
Furniture, Fixtures, and Equipment                                     4,051,209           2,918,103
Leasehold Improvements                                                   709,077             678,812
                                                                     -----------          ----------
                                                                       7,431,079           6,244,840
Less Accumulated Depreciation
  and Amortization                                                    (3,028,839)         (2,537,907)
                                                                     -----------          ----------
                                                                     $ 4,402,240          $3,706,933
                                                                     -----------          ----------
                                                                     -----------          ----------

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE E - DEPOSITS

At December 31, 1997, the scheduled maturities of time deposits are as follows:

                         1998                         $50,651,038
                         1999                           2,895,237
                         2000 through 2002                432,050
                                                      -----------
                                                      $53,978,325
                                                      -----------
                                                      -----------


NOTE F - OTHER EXPENSES

A summary of other expenses for the years ended December 31 is as follows:



                                                      1997                1996                1995
                                                  ----------         -----------          ----------
Regulatory Assessments                            $   42,605         $    29,082          $   81,854
Other Real Estate Owned                              157,728             323,528             122,280
Commissions                                          278,319             199,585             124,280
Professional Fees and Outside Services               886,475             687,325             271,718
Loan Expenses                                        511,508             246,916             139,498
Office Expenses                                    1,126,866             748,199             533,278
Other                                              1,644,734             884,163             450,817
                                                  ----------         -----------          ----------
                                                  $4,648,235          $3,118,798          $1,723,725
                                                  ----------         -----------          ----------
                                                  ----------         -----------          ----------

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE G - INCOME TAXES

The provisions for income taxes included in the statements of income consist of the following:


                                1997           1996           1995
                             -----------    -----------    -----------
Current:
  Federal                    $ 1,934,750    $   806,000    $   686,000
  State                          620,000        312,000        255,000
                             -----------    -----------    -----------
                               2,554,750      1,118,000        941,000

Deferred                        (946,000)      (234,000)      (224,000)
                             -----------    -----------    -----------

                             $ 1,608,750    $   884,000    $   717,000
                             -----------    -----------    -----------
                             -----------    -----------    -----------



Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company's principal differences are from loan loss provision accounting, loan sales, and depreciation differences.

The following is a summary of the components of the deferred tax asset account recognized in the accompanying consolidated balance sheets:


                                                1997           1996
                                             ----------     ----------
Deferred Tax Assets:
  Allowance for Loan Losses                  $  294,000     $  260,000
  Other Real Estate Writedowns                  155,000         87,000
  Gain on Sale of Loans                       1,169,000        649,000
  California Franchise Tax                      211,000        106,000
  Other Assets/Liabilities                      243,000         96,000
                                             ----------     ----------
                                              2,072,000      1,198,000
Deferred Tax Liabilities:
  Premises and Equipment                       (406,000)      (478,000)
                                             ----------     ----------

                                             $1,666,000     $  720,000
                                             ----------     ----------
                                             ----------     ----------


                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE G - INCOME TAXES - CONTINUED

A comparison of the federal statutory income tax rates to the Company's effective income tax rates for the years ended December 31 follows:




                                          1997                          1996                           1995
                              -------------------------       -----------------------       -----------------------
                                Amount           Rate          Amount           Rate         Amount           Rate
                              ----------       --------       --------         ------       --------         ------
Federal Tax Rate              $1,264,000           34.0%      $709,000           34.0%      $591,000           34.0%
California Franchise Taxes,
  Net of Federal Tax Benefit     275,000            7.4        159,000            7.6        132,000            7.6
Tax Savings from Exempt
  Interest                        (5,000)          (0.1)        (5,000)         ( 0.2)       (15,000)         ( 0.9)
Other Items - Net                 74,750            2.0         21,000            1.0          9,000            0.5
                              ----------       --------       --------         ------       --------         ------

Bank's Effective Rate         $1,608,750           43.3%      $884,000           42.4%      $717,000           41.2%
                              ----------       --------       --------         ------       --------         ------
                              ----------       --------       --------         ------       --------         ------



NOTE H - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute EPS:



                                              1997                          1996                          1995
                                   -------------------------     -------------------------     -------------------------
                                     Income          Shares        Income          Shares        Income          Shares
                                   ----------      ---------     ----------      ---------     ----------      ---------
Net Income as Reported             $2,109,363              -     $1,201,582              -     $1,022,327              -
Current Period Preferred
  Dividends                                 -              -        (29,000)             -       (108,250)             -
Weighted Average Shares
  Outstanding During the Year               -      1,538,425              -      1,049,747              -        461,731
                                   ----------      ---------     ----------      ---------     ----------      ---------
             USED IN BASIC EPS      2,109,363      1,538,425      1,172,582      1,049,747        914,077        461,731
Dilutive Effect of
  Outstanding Stock Options                 -        106,133              -         70,400              -              -
  Convertable Preferred Stock               -              -              -              -        108,250        275,398
                                   ----------      ---------     ----------      ---------     ----------      ---------
          USED IN DILUTIVE EPS     $2,109,363      1,644,558     $1,172,582      1,120,147     $1,022,327        737,129
                                   ----------      ---------     ----------      ---------     ----------      ---------
                                   ----------      ---------     ----------      ---------     ----------      ---------


                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE I - COMMITMENTS AND CONTINGENCIES

The Bank has entered into various operating lease agreements, primarily covering its branch locations. These agreements expire at various times through the year 2003.

The approximate future minimum annual payments for these leases by year are as follows:


                                     1998              $  581,000
                                     1999                 548,000
                                     2000                 490,000
                                     2001                 465,000
                                     2002                 207,000
                                                       ----------

                                                       $2,291,000
                                                       ----------
                                                       ----------

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

Total rental expense included in occupancy expense and furniture and equipment expense was approximately $433,000 in 1997, $445,000 in 1996 and $378,000 in
1995.

The Company is involved in various litigation which has arisen in the ordinary course of its business. In the opinion of management, based upon representation of legal counsel, the disposition of such pending litigation will not have a material effect on the Bank's financial statements.

In the ordinary course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Bank's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

As of December 31, 1997, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Commitments to Extend Credit                 $ 14,523,000
Standby Letter of Credit                          301,000
                                              -----------

                                             $ 14,824,000
                                              -----------
                                              -----------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer. The majority of the Bank's commitments to extend credit and standby letters of credit are secured by real estate.


NOTE J - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The balance of these loans outstanding at December 31, 1997 was approximately $1,486,000 and approximately $1,367,000 at December 31, 1996.


NOTE K - PREFERRED STOCK

The Bank is authorized to issue 1,000,000 shares of its preferred stock in series. The rights, preferences, privileges and restrictions of each series of preferred stock are determined upon issuance.

On July 16, 1986, the Bank issued 10,000 shares of its Series A preferred stock at a price of $100 per share for a total consideration of $1,000,000 to members of the Board of Directors.

During 1996 the Bank redeemed all outstanding preferred stock for $1,020,000.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE L - STOCK OPTION PLAN

At December 31, 1997, the Bank has an option plan which is described below. The Bank applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

In 1997, the Company adopted an incentive stock option plan under which up to 460,519 shares of the Company's common shares may be issued to directors, officers, and key employees at not less than 100% of the fair market value at the date the options are granted.

A summary of the status of the Company's fixed stock option plan as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates is presented below:



                                                   1997                          1996                          1995
                                          -----------------------       -----------------------        ----------------------
                                                         Weighted                      Weighted                      Weighted
                                                          Average                       Average                       Average
                                                         Exercise                      Exercise                      Exercise
                                           Shares          Price         Shares          Price          Shares         Price
                                          --------       --------       --------      ---------        -------       --------
Outstanding at Beginning
  of Year                                  125,865       $   4.88        130,397      $    4.88        130,397       $   4.88
Options Granted                            179,368          12.70              -                             -
Options Exercised                          (11,466)          6.40              -                             -
Options Forfieted                           (5,067)         11.79         (4,532)          4.88              -
                                          --------                      --------                       -------
Outstanding at
  End of Year                              288,700       $   9.56        125,865      $    4.88        130,397       $   4.88
                                          --------                      --------                       -------
                                          --------                      --------                       -------

Options Exercisable at
  at Year-End                              171,783       $   7.41        125,865      $    4.88        129,542       $   4.88
Weighted-Average
  Fair Value of Options
  Granted During the Year                 $   3.87                      $      -                      $      -


                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE L - STOCK OPTION PLAN - CONTINUED

The following table summarizes information about fixed options outstanding at December 31, 1997:


                                        Options Outstanding                         Options Exercisable
                         ----------------------------------------------        -------------------------
                                               Weighted-      Weighted-                         Weighted-
                                                Average         Average                           Average
   Exercise                Number              Remaining       Exercise            Number        Exercise
    Price                Outstanding      Contractual Life        Price         Exercisable       Price
---------------          -----------      -----------------    --------         ------------    --------
$4.88                      116,132             4.8 Years          $4.88           116,132         $4.88
$12.08-$12.75              172,568             8.9 Years          12.71            55,651         12.71
                         ----------                                            ------------
$4.88 to $12.75            288,700             7.2 Years           9.56           171,783          7.41
                         ----------                                            ------------
                         ----------                                            ------------



Had the Bank determined compensation cost based on the fair value at the grant date for its stock options under No. 123, the Bank's net income would have been reduced to the following pro forma amount:


                                 1997           1996           1995
                             -----------     ----------    -----------
Net Income:
  As Reported                $ 2,109,363     $1,201,582    $ 1,022,327
  Pro Forma                  $ 1,893,974     $1,201,582    $ 1,022,327


Per Share Data:
  Net Income - Basic
    As Reported                     1.37           1.12           1.98
    Pro Forma                       1.23           1.12           1.98
  Net Income - Diluted
    As Reported                     1.28           1.04           1.39
    Pro Forma                       1.15           1.04           1.39


NOTE M - QUASI REORGANIZATION

On December 31, 1988 the Bank effected a quasi reorganization whereby $735,006 was transferred from common shares to undivided profits to eliminate the accumulated deficit. Subsequent to that date the Bank has transferred from undivided profits to common shares $195,000 of benefits from net operating losses and investment tax credits.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.
Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

FINANCIAL ASSETS

The carrying amounts of cash, short term investments, due from customers on acceptances, and Bank acceptances outstanding are considered to approximate fair value. Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with Banks. The fair values of investment securities, including available-for-sale, are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

FINANCIAL LIABILITIES

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair value of financial instruments at December 31, 1997 and 1996 is summarized as follows (dollar amounts in thousands):




                                                             December 31,
                                          -----------------------------------------------------
                                                    1997                          1996
                                          -----------------------       -----------------------
                                          Carrying         Fair         Carrying         Fair
                                            Value         Value           Value         Value
                                          --------       --------       --------       --------
FINANCIAL ASSETS:
  Cash and Due From Banks                 $  7,188       $  7,188       $ 11,760       $ 11,760
  Federal Funds Sold                      $      -       $      -       $    500       $    500
  Investment Securities                   $  5,470       $  5,495       $  5,774       $  5,783
  Loans Held for Sale                     $ 47,150       $ 49,290       $ 24,363       $ 25,410
  Loans                                   $ 91,995       $ 91,393       $ 63,339       $ 62,858
  Cash Surrender Value - Life Insurance   $    906       $    906       $    862       $    862


FINANCIAL USABILITIES:
  Deposits                                $142,836       $142,842       $102,368       $102,343
  Federal Funds Purchased                 $  1,000       $  1,000       $      -       $      -
  Federal Home Loan Bank Advances         $  3,000       $  3,000       $      -       $      -



NOTE O - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE O - REGULATORY MATTERS - CONTINUED

As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.



                                                                                          Required Capital
                                                                          -----------------------------------------------
                                                                                                          To Be Well
                                                                                                         Capitalized
                                                                                For Capital              Under Prompt
                                                                                 Adequacy                 Corrective
                                                       Actual                    Purposes                 Provisions
                                                --------------------      --------------------      --------------------
                                                 Amount       Ratio        Amount        Ratio       Amount        Ratio
                                                -------       ------      -------        -----      -------        -----
As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets)       $14,161       10.95%      $10,348         8.0%      $12,935        10.0%
  Tier 1 Capital (to Risk-Weighted Assets)      $12,639        9.77%      $ 5,174         4.0%      $ 7,761         6.0%
  Tier 1 Capital (to Average Assets)            $12,639        7.42%      $ 6,817         4.0%      $ 8,522         5.0%
As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets)       $11,882        13.0%      $ 7,303         8.0%      $ 9,128        10.0%
  Tier 1 Capital (to Risk-Weighted Assets)      $10,741        11.8%      $ 3,651         4.0%      $ 5,477         6.0%
  Tier 1 Capital (to Average Assets)            $10,741         9.2%      $ 4,648         4.0%      $ 5,810         5.0%


At December 31, 1997 and 1996 Tier 1 Capital was comprised of stockholders equity less goodwill and other intangibles of $2,190,000 and $1,660,000, respectively, and other regulatory adjustments of $538,000 for 1996. Tier 1 Capital at December 31, 1995 was stockholders equity less regulatory adjustments of $434,000.

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit at the Federal Reserve Bank. At December 31, 1997, required reserves were approximately $1,191,000.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE P - MERGERS AND ACQUISITIONS

On November 19, 1997, BYL Bancorp acquired Bank of Yorba Linda by issuing 1,546,530 shares of Bancorp common stock in exchange for the surrender of all outstanding shares of the Bank's common stock. There was no cash involved in this transaction. The acquisition was accounted for as a pooling of interest and the consolidated financial statements contained herein have been restated to give full affect to this transaction.

Prior to this acquisition, the Bank acquired Bank of Westminster by cash payment. Details regarding this acquisition can be found below.

On June 13, 1996, the Bank acquired 100% of the outstanding common stock of Bank of Westminster (BOW) for $6,174,000 in cash. BOW had total assets of approximately $54,923,000. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No.
16. "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of BOW from the date of the acquisition. Goodwill arising from the transaction totaled approximately $1,717,000 and is being amortized over fifteen years on a straight-line basis.

The following table sets forth selected unaudited pro forma combined financial information of the Bank and BOW for the years ended December 31, 1996 and 1995. The pro forma operating data reflects the effect of the acquisition of BOW as if it was consummated at the beginning of each year presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations (amounts in thousands, except per share data).

                                                    Year Ended December 31,
                                                   --------------------------
                                                      1996             1995
                                                   ---------        ---------
Interest and Noninterest Income                    $  17,560        $  15,761
Net Income                                         $   1,068        $   1,160
Per Share Date:
  Net Income - Basic                               $    0.68        $    0.69
  Net Income - Diluted                             $    0.65        $    0.64

These proforma disclosures include adjustment to interest income from the payment of the purchase price in cash, goodwill amortization and adjustments to net income per share to reflect the issuance of common stock to affect the purchase. No adjustments have been reflected in these amounts for the expected cost savings to be derived from this merger.

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE Q - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

BYL Bancorp operates Bank of Yorba Linda. BYL Bancorp commenced operations during 1997. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:


                                                     December 31,
                                                    -------------
                                                         1997
ASSETS:
  Cash                                              $      32,630
  Investment in Bank of Yorba Linda                    14,796,884
                                                    -------------
                                                    $  14,829,514
                                                    -------------
                                                    -------------

                      SHAREHOLDERS' EQUITY          $  14,829,514
                                                    -------------
                                                    -------------

                           CONDENSED STATEMENTS OF INCOME

                                              Year Ended December 31,
                                              -----------------------
                                                        1997
                                                    -------------
INCOME:
  Cash Dividends from Subsidiary                    $     177,327
                                                    -------------
                                 TOTAL INCOME             177,327
EXPENSES:
  Other                                                    67,370
                                                    -------------
                               TOTAL EXPENSES              67,370
                                                    -------------

                      INCOME BEFORE EQUITY IN
                         UNDISTRIBUTED INCOME
                                OF SUBSIDIARY             109,957

                      EQUITY IN UNDISTRIBUTED
                         INCOME OF SUBSIDIARY           1,999,406
                                                    -------------

                                   NET INCOME       $   2,109,363
                                                    -------------
                                                    -------------

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE Q - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

                         CONDENSED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                                -----------------------
                                                         1997
                                                    -------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:
     Net Income                                     $   2,109,363
     Noncash Items Included in Net Income:
       Equity in Income of Subsidiary                  (2,176,733)
                                                    -------------
                                NET CASH USED
                      IN OPERATING ACTIVITIES             (67,370)
CASH FLOWS FROM
  INVESTING ACTIVITIES:
     Dividends Received from Subsidiary                   177,327
                                                    -------------
                            NET CASH PROVIDED
                      BY INVESTING ACTIVITIES             177,327
CASH FLOWS FROM
  FINANCING ACTIVITIES:
     Proceeds from Short-Term Debt                        100,000
     Repayments of Short-Term Debt                       (100,000)
     Dividends Paid                                       (77,327)
                                                    -------------
                                NET CASH USED
                      IN FINANCING ACTIVITIES             (77,327)
                                                    -------------
                              NET INCREASE IN
                    CASH AND CASH EQUIVALENTS              32,630
                   CASH AND CASH EQUIVALENTS,
                         AT BEGINNING OF YEAR                   -
                                                    -------------

                    CASH AND CASH EQUIVALENTS
                            AT ENDING OF YEAR       $      32,630
                                                    -------------
                                                    -------------

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE R - MERGER WITH DNB FINANCIAL

On January 29, 1998, the Company announced the signing of a definitive agreement to acquire DNB Financial, parent company of De Anza National Bank (DNB). The transaction is structured as a merger under which the Company will issue common shares in exchange for the common shares of DNB Financial. It is expected that the acquisition will be accounted for as a pooling of interest.

The aggregate transaction value for the Company will be subject to adjustment based upon tangible book value of DNB at the date of closing. The aggregate transaction value will be the sum of (a) $19,569,722, or approximately 2.53 times tangible book value of DNB at December 31, 1997 and (b) 1.5 times the change in tangible book value between December 31, 1997 and the closing. The total number of shares to be exchanged will be determined by dividing the aggregate transaction value by the stipulated value of $18.75 per BYL share.
The stipulated value per BYL Bancorp (BYL) share will be adjusted if the average closing BYL stock price during the pricing determination period is greater than $22.50 or less than $15.00 per share.

The Agreement has been approved by the boards of directors of both companies and is subject to the approval of the shareholders of both DNB and the Company and appropriate regulatory agencies. The merger is expected to close by May 31, 1998.

The following table sets forth selected pro forma income information as if the merger had been consummated at the beginning of the period presented:

                                     1997           1996           1995
                                 ------------   ------------   ------------
Interest and Noninterest Income:
  BYL Bancorp                    $ 27,817,717   $ 15,151,071   $ 10,141,251
  DNB Financial                     6,557,312      6,243,085      6,331,174
                                 ------------   ------------   ------------

                                 $ 34,375,029   $ 21,394,156   $ 16,472,425
                                 ------------   ------------   ------------
                                 ------------   ------------   ------------


Net Income:
  BYL Bancorp                    $  2,109,363   $  1,201,582   $  1,022,327
  DNB Financial                       745,228        714,133        347,970
                                 ------------   ------------   ------------

                                 $  2,854,591   $  1,915,715   $  1,370,297
                                 ------------   ------------   ------------
                                 ------------   ------------   ------------

                             BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996, AND 1995


NOTE R - SUBSEQUENT EVENTS - CONTINUED

                                       1997           1996           1995
                                     --------       --------       --------
Pro Forma Per Share Data
  Net Income - Basic                 $   1.14       $    .94       $    .86
  Net Income - Diluted               $   1.08       $    .92       $    .78

The pro forma per share data is based on the sum of the historical income and shares, as reported by BYL Bancorp, and the historical income and shares of DNB Financial converted to BYL Bancorp shares at the estimated exchange ratio of
4.585 shares of BYL Bancorp for each share of DNB Financial.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter, 1998.

                                      PART IV


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBITS

     EXHIBIT NO.

          2.1 Plan of Reorganization and Merger Agreement - Annex I of Proxy Statement/Prospectus incorporated by reference (A)

          3.1  Articles of Incorporation of the Registrant (A)

          3.2  Amendment to Articles of Incorporation of Registrant (A)

          3.3  Bylaws of the Registrant (A)

          4.1 Specimen Certificate evidencing shares of Registrant's Common Stock (A)

          4.2 Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Shares of Registrant - Annex II of Proxy Statement/Prospectus incorporated by reference (A)

          10.1 Form of Indemnification Agreement (A)

          10.2 BYL Bancorp 1997 Stock Option Plan and form of Stock Option Agreement (A)

          10.3 Form of Proxy (A)

          10.4 Employment Agreement - Mr. Robert Ucciferri (A)

          10.5 Employment Agreement - Mr. Barry J. Moore (A)

          10.6 Employment Agreement - Mr. Michael Mullarky (A)

          10.7 Salary Continuation Agreement - Mr. Robert Ucciferri (A)

          10.8 Salary Continuation Agreement - Mr. Barry J. Moore (A)

          10.9 Agreement and Plan of Reorganization with DNB Financial (B)

          21.1 Subsidiary of BYL Bancorp (A)

          23.1 Consent of Vavrinek, Trine, Day & Co.


---------------------------------
(A) Filed as an Exhibit to the Registrants Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.

(B) Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.

     b)   REPORTS ON FORM 8-K

          1) BYL's Registration Statement on Form 8-K, dated November 19, 1997, announcing the completion of the formation of BYL as a bank holding company for Bank of Yorba Linda;

          2) BYL's Current Report on Form 8-K, dated January 16, 1998 announcing year end and quarterly earnings;

          3) BYL's Current Report on Form 8-K, dated January 29, 1998 announcing the execution of the Agreement and Plan of Reorganization with DNBF

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BYL BANCORP

                                   By:       /s/ Robert Ucciferri
                                       ----------------------------------------
                                                 Robert Ucciferri
                                        President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:


Signature                             Title                        Date
---------                             -----                        -----

/s/ Barry J. Moore            Senior Vice President         February 26, 1998
---------------------------   and Chief Financial Officer
     Barry J. Moore

                              Director                      February ___, 1998
---------------------------
Leonard O. Lindborg

/s/ H. Rhoads Martin, Jr.     Chairman of the Board,        February 26, 1998
---------------------------   Director
H. Rhoads Martin, Jr.

/s/ John F. Myers             Director                      February 26, 1998
---------------------------
John F. Myers

/s/ Brent W. Walberg          Director                      February 26, 1998
---------------------------
Brent W. Walberg