Form 10-Q
period 1998-03-31
BYL BANCORP
filed 1998-05-13
CIK 1039311

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . . . . . . . .

                         Commission file number:  000-23257

                                    BYL BANCORP

                  CALIFORNIA                                    NO. 33-0755794
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes [X]   No [ ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS

On May 8, 1998, there were 1,553,196 shares of BYL Bancorp Common Stock outstanding.

                             BYL BANCORP AND SUBSIDIARY
                                   MARCH 31, 1998


                                       INDEX


                           PART I - FINANCIAL INFORMATION

                                                                         PAGE
                                                                        ------
Item 1 - Financial Statements
     Consolidated Condensed Balance Sheet at March 31, 1998 and
          December 31, 1997.........................................         3
     Consolidated Condensed Statement of Income for the three
          months ended March 31, 1998 and 1997......................         4
     Consolidated Condensed Statement of Changes in Capital from
          January 1, 1997 through March 31, 1998....................         5
     Consolidated Condensed Statement of Cash Flows for the three
          months ended March 31, 1998 and 1997......................         6
     Notes to Consolidated Financial Statements.....................         7
Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................     7 - 9


                            PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...........................   10 - 11


ITEM 1.   FINANCIAL STATEMENTS


                             BYL BANCORP AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)

                                             March 31,      December 31,
                                               1998             1997
                                             ---------      ------------
Cash and Due From Bank                       $  9,831        $  7,188
Investment Securities                           6,480           5,470
Federal Funds Sold                                  -               -
Loans Held For Sale                            45,201          47,150

Loans                                         108,669          93,516
Allowance for Loan Losses                      (1,637)         (1,521)
                                             --------        --------

                          NET LOANS           107,032          91,995

Premises and Equipment                          4,353           4,402
Other Real Estate Owned                           671             646
Goodwill                                        1,517           1,545
Accrued Interest and Other Assets               6,389           6,271
                                             --------        --------
                                             $181,474        $164,667
                                             --------        --------
                                             --------        --------

Noninterest-Bearing Deposits                 $ 42,248        $ 40,537
Interest-Bearing Deposits                     121,777         102,299
                                             --------        --------

                     TOTAL DEPOSITS           164,025         142,836

Accrued Interest and Other Liabilities          2,059           7,001
                                             --------        --------

                  TOTAL LIABILITIES           166,084         149,837

Common Shares                                  10,404          10,372
Undivided Profits                               4,986           4,458
                                             --------        --------

         TOTAL SHAREHOLDERS' EQUITY            15,390          14,830
                                             --------        --------
                                             $181,474        $164,667
                                             --------        --------
                                             --------        --------

                             BYL BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS, EXCEPT EPS)

                                          For the Three Months Ended
                                                  March 31,
                                          --------------------------
                                             1998           1997
                                          ----------     -----------
Interest Income                              $3,861        $2,781
Interest Expense                              1,333           786
                                             ------        ------

    Net Interest Income                       2,528         1,995

Provision for Loan Losses                       270            80
                                             ------        ------
  Net Interest Income after
   Provision for Loan Losses                  2,258         1,915

Noninterest Income                            4,721         2,865
Noninterest Expense                           5,927         4,011
                                             ------        ------

    Income before Taxes                       1,052           769

Income Taxes                                    446           329
                                             ------        ------
             Net Income                      $  606        $  440
                                             ------        ------
                                             ------        ------
Per Share Data:
   Net Income - Basic                        $  .39        $  .29
   Net Income - Diluted                      $  .36        $  .27


                                    BYL BANCORP
                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)

                                         Common Shares
                                      -------------------  Undivided
                                       Number      Amount    Profits    Total
                                      --------    --------  ---------  -------
Balance at January 1, 1997            1,535,064    10,298    2,640    12,938

   Net Income                                                2,109     2,109
   Cash Dividends                                             (291)     (291)
   Exercise of Stock Options             11,466        74        -        74
                                      ---------   -------   ------   -------

Balance at December 31, 1997          1,546,530    10,372    4,458    14,830

   Net Income                                                  606       606
   Cash Dividends                                              (78)      (78)
   Exercise of Stock Options              6,666        32        -        32
                                      ---------   -------   ------   -------
Balance at March 31, 1998             1,553,196   $10,404   $4,986   $15,390
                                      ---------   -------   ------   -------
                                      ---------   -------   ------   -------

                             BYL BANCORP AND SUBSIDIARY
                         CONDENSED STATEMENT OF CASH FLOWS
                     (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
OPERATING ACTIVITIES
   Net Income                                          $    606        $    440
   Adjustments to Reconcile Net Income to
      Net Cash Used by Operating Activities:
         Depreciation and Amortization                      271             164
         Provision for Loan Losses                          270              80
         Net Change in Loans Held for Sale                1,949         (19,297)
         Other Items - Net                               (5,047)            583
                                                       --------        --------
                                  NET CASH USED BY
                              OPERATING ACTIVITIES       (1,951)        (18,030)

INVESTING ACTIVITIES
   Purchases of Investment Securities                    (1,000)         (1,000)
   Net Change in Loans                                  (15,307)         11,139
   Purchase of Premises and Equipment                      (217)            (91)
   Other Items - Net                                        (25)              -
                                                       --------        --------
                          NET CASH PROVIDED (USED)
                           BY INVESTING ACTIVITIES      (16,549)         10,048

FINANCING ACTIVITIES
   Net Change in Deposits                                21,189          16,008
   Proceeds from Exercise of Options                         32               -
   Dividends                                                (78)            (57)
                                                       --------        --------
                                 NET CASH PROVIDED
                           BY FINANCING ACTIVITIES       21,143          15,951
                                                       --------        --------
                                  INCREASE IN CASH
                              AND CASH EQUIVALENTS        2,643           7,969

Cash and Cash Equivalents at Beginning of Period          7,188          12,260
                                                       --------        --------
                         CASH AND CASH EQUIVALENTS
                                  AT END OF PERIOD     $  9,831        $ 20,229
                                                       --------        --------
                                                       --------        --------

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

The accompanying consolidated balance sheets, statements of income, statements of changes in shareholders' equity and statement of cash flows (as restated for the subsequent Merger of the Bank of Yorba Linda by the Company) reflect all material adjustments necessary for fair representation of the Company's financial position as of March 31, 1998 and December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997. All such adjustments were of a normal recurring nature.

The financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME in June 1997 effective for the periods beginning after December 31, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. For the periods ended March 31, 1998 and 1997 the Company had no material items of other comprehensive income, and accordingly, no separate Statement of Comprehensive Income has been included.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements included in Item 1, the Bank's 1997 Annual Report, and the Form S-4 dated April 14, 1998.

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

OVERVIEW

For the three months ended March 31, 1998, the Company reported net income of $606,000, or $.39 per share compared to a net income of $440,000, or $.29 per share for the same three month period in 1997. The annualized return on average assets was 1.40% for 1998 compared to 1.35% for 1997. Annualized return on average shareholders' equity for 1998 and 1997 was 15.9% and 13.3%, respectively.

FINANCIAL CONDITION

Total assets as of March 31,1998, increased 10.2% to $181.5 million in comparison to total assets of $164.7 million as of December 31, 1997. The majority of this asset growth was centered in the Bank's held-for-investment loan portfolio which increased by $15 million. This growth was funded by a $21.2 million increase in deposits, a portion of which was utilized to pay down short term borrowings of $4 million that were outstanding at December 31, 1997.

ASSET QUALITY

The Company's asset quality has declined slightly in 1998 as evidenced by an increase in the ratio of nonperforming loans to total loans which rose to 1.36%
at March 31, 1998 from 1.02% at December 31, 1997.   Management believes the
loans creating this increase are adequately secured and will not result in
significant losses to the Company.   In response to this increase, and other
factors, the Company added $270,000 to the ALLL for the quarter ended March 31, 1998 as compared to $80,000 for the same period in 1997. The ALLL at March 31, 1998 was 1.51% of total loans and 78.1% of non-performing loans compared to 1.63% and 160.6%, respectively, at December 31, 1997.

LIQUIDITY

The Bank liquidity is impacted significantly by the origination and sale of its wholesale loan products. The loan to deposit ratio at March 31, 1998 was 93.8%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 66.3%.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. At March 31, 1998, the Bank's Tier 1 leverage capital ratio was 7.89% compared to 7.42% at December 31, 1997. Management is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonable likely to have material effects on the liquidity, capital resources or operations of the Company.

RESULTS OF OPERATIONS

Net interest income was $2.5 million for 1998 compared to $2.0 million for 1997. This increase is primarily due to the significant asset growth experienced by the Company, especially in loans held for investment. Net loans held for investment were $107.0 million and total assets were $181.5 million at March 31, 1998 compared to $52.0 million and $133.5 million, respectively, at March 31, 1997.

Noninterest income increased substantially in 1998 reaching $4.7 million compared to $2.9 million in 1997. This increase is attributable to the continued expansion of the Company's wholesale loan divisions. These divisions have expanded by adding new products as well as entering new geographic markets.

Noninterest expense increased in 1998 to $5.9 million compared to $4.0 million in 1996. This increase is attributable to the continued expansion of the Company's wholesale loan divisions.

                            PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits


     EXHIBIT NO.                   EXHIBIT
     -----------                   -------
         2.1      Plan of Reorganization and Merger Agreement -- Annex 1 of Proxy
                  Statement/Prospectus incorporated by reference (A)

         4.1      Specimen Certificate evidencing shares of Registrant's Common
                  Stock (A)

         4.2      Stockholder Agreement Covering Issuance and Compulsory
                  Repurchase of Organizing Shares of Registrant -- Annex II of
                  Proxy Statement/Prospectus incorporated by reference.

        10.1      Form of Indemnification Agreement (A)

        10.2      BYL Bancorp 1997 Stock Option Plan and form of Stock Option
                  Agreement (A)

        10.3      Form of Proxy (A)

        10.4      Employment Agreement -- Mr. Robert Ucciferri (A)

        10.5      Employment Agreement -- Mr. Barry J. Moore (A)

        10.6      Employment Agreement -- Mr. Michael Mullarky (A)

        10.7      Salary Continuation Agreement -- Mr. Robert Ucciferri (A)

        10.8      Salary Continuation Agreement -- Mr. Barry J. Moore (A)

        10.9      Agreement and Plan of Reorganization with DNB Financial (B)


------------------
(A)  Filed as an Exhibit to the Registrants Registration Statement (File
     No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.

(B) Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.

     B)   Reports on Form 8-K

          1) BYL's Current Report on Form 8-K, dated January 16, 1998 announcing year end and quarterly earnings;

          2) BYL's Current Report on Form 8-K, dated January 29, 1998 announcing the execution of the Agreement and Plan of Reorganization with DNBF

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BYL BANCORP


Date:     May 14, 1998                 /s/ ROBERT UCCIFERRI
                                       Robert Ucciferri
                                       President and
                                       Chief Executive Officer


Date:     May 14, 1998                 /s/ BARRY J. MOORE
                                       Barry J. Moore
                                       Chief Financial Officer and
                                       Executive Vice President