Form 10-Q
period 1998-06-30
BYL BANCORP
filed 1998-08-14
CIK 1039311

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  . . . . . . . . . . . . . . . . . . . . . . . .


                          Commission file number:  000-23257

                                  BYL BANCORP

                CALIFORNIA                     NO. 95-3389734
      (State or other jurisdiction             (IRS Employer
            of incorporation)                  Identification No.)

        18206 Imperial Highway, Yorba Linda,   California     92686
            (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code:  (714) 996-1800

                                    Not applicable
            (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS

On July 31, 1998, there were 2,526,236 shares of BYL Bancorp Common Stock outstanding.

                           BYL BANCORP AND SUBSIDIARY
                                  JUNE 30, 1998

                                     INDEX

                          PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at June 30, 1998 and
            December 31, 1997. . . . . . . . . . . . . . . . . . . . . . .      3
         Consolidated Condensed Statement of Income for the three and six
            months ended June 30, 1998 and 1997. . . . . . . . . . . . . .      4
         Consolidated Condensed Statement of Changes in
            Shareholders' Equity from January 1, 1996 through
            June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . .      5
         Consolidated Condensed Statement of Cash Flows for the
            nine months ended June 30, 1998 and 1997 . . . . . . . . . . .      6
         Notes to Consolidated Financial Statements. . . . . . . . . . . .      7
Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . . 7 - 11

                               PART II - OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     12
Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . .     12
Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . .     12
Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . .     12
Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . .     12
Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .     12

ITEM 1.   FINANCIAL STATEMENTS

                            BYL BANCORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                               June 30,            December 31,
                                                1998                  1997*
                                               --------            ------------
Cash and Due From Bank                        $ 18,139              $ 11,894
Interest-Bearing Deposits                        2,335                 3,419
Investment Securities                           14,226                23,365
Loans Held For Sale                             50,363                47,150
Loans                                          165,389               139,473
Allowance for Loan Losses                       (2,324)               (1,923)
                                              --------              --------
                 NET LOANS                     163,065               137,550

Premises and Equipment                           5,018                 5,205
Other Real Estate Owned                          1,050                   924
Goodwill                                         1,506                 1,567
Accrued Interest and Other Assets                8,998                 7,012
                                              --------              --------
                                              $264,700              $238,086
                                              --------              --------
                                              --------              --------

Noninterest-Bearing Deposits                  $ 65,804              $ 56,143
Interest-Bearing Deposits                      170,530               151,792
                                              --------              --------
                 TOTAL DEPOSITS                236,334               207,935

Borrowed Funds                                   1,800                 4,465
Accrued Interest and Other Liabilities           2,706                 3,136
                                              --------              --------
                 TOTAL LIABILITIES             240,840               215,536

Common Shares                                   12,735                12,623
Retained Earnings                               11,163                 9,955
Unrealized Loss on Investments
   Available-for-Sale                              (38)                  (28)
                                              --------              --------
                 TOTAL SHAREHOLDERS' EQUITY     23,860                22,550
                                              --------              --------
                                              $264,700              $238,086
                                              --------              --------
                                              --------              --------

* Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

                           BYL BANCORP AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         For the Three Months Ended   For the Six Months Ended
                                                  June 30,                    June 30,
                                         ---------------------------  ------------------------
                                             1998         1997*         1998           1997*
                                            ------       ------        -------        -------
Interest Income                             $6,009       $4,616        $11,264        $ 8,702
Interest Expense                             2,022        1,443          3,836          2,676
                                            ------       ------        -------        -------
         Net Interest Income                 3,987        3,173          7,428          6,026

Provision for Loan Losses                      270          115            540            195
                                            ------       ------        -------        -------
         Net Interest Income after
         Provision for Loan Losses           3,717        3,058          6,888          5,831


Noninterest Income                           5,353        3,164         10,328          6,264
Noninterest Expense                          7,644        5,158         14,521         10,054
                                            ------       ------        -------        -------
         Income before Taxes                 1,426        1,064          2,695          2,041

Income Taxes                                   763          431          1,271            824
                                            ------       ------        -------        -------

                   Net Income               $  663       $  633        $ 1,424        $ 1,217
                                            ------       ------        -------        -------
                                            ------       ------        -------        -------
Per Share Data:
   Net Income - Basic                       $  .26       $ 0.26        $  0.57        $  0.51
                                            ------       ------        -------        -------
                                            ------       ------        -------        -------
   Net Income - Diluted                     $  .25       $ 0.25        $  0.54        $  0.49
                                            ------       ------        -------        -------
                                            ------       ------        -------        -------

* Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

                                    BYL BANCORP
                UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                        Net
                                                                                                     Unrealized
                                                                                                     Appreciation
                                                                Common Shares                       (Depreciation)
                                                                                                     on Available
                                          Preferred                                     Retained       for-Sale
                                            Stock           Number          Amount      Earnings      Securities       Total
                                          ---------        ---------       -------      --------     -------------     -----
Balance at January 1, 1996                 $  1,000        1,331,955       $ 4,219      $ 6,034         $   20        $ 11,273
                                           --------        ---------       -------      -------         ------        --------
   Net Income                                                                             1,916                          1,916
   Preferred Dividends                                                                     (159)                          (150)
   Dividends on Common                                                                     (169)                          (169)
   Options Exercised                                           4,120             23                                         23
   Redemption of Preferred Stock             (1,000)                                        (20)                        (1,020)
   Common Stock Retired                                       (9,579)           (55)                                       (55)
   Issuance of Common Stock
      (Net of Related Costs)                               1,073,333          7,759                                      7,759
   Net Unrealized Depreciation
      on Available-for Sale Securities                                                                    (133)           (113)
                                           --------        ---------       -------      -------         ------        --------
Balance at December 31, 1996                      -        2,399,829         11,946       7,602           (133)        (19,435)

   Net Income                                                                             2,854                          2,854
   Exercise of Stock Option                                  104,166            683                                        683
   Common Stock Retired                                         (824)            (6)                                        (6)
   Dividends on Common                                                                     (501)                          (501)
   Net Unrealized Appreciation
      for Available-for-Sale Securities                                                                     85              85
                                           --------        ---------       -------      -------         ------        --------
Balance at December 31, 1997                      -        2,503,171         12,623       9,955            (28)         22,550

   Net Income                                                                             1,424                          1,424
   Exercise of Stock Option                       -           23,065            112                                        112
   Dividends on Common                                                                     (216)                          (216)
   Net Unrealized Appreciation
      for Available-for-Sale Securities                                                                    (10)            (10)
                                           --------        ---------       -------      -------         ------        --------
Balance at June 30, 1998                   $      -        2,526,236       $ 12,735     $11,163         $  (38)       $ 23,860
                                           --------        ---------       -------      -------         ------        --------
                                           --------        ---------       -------      -------         ------        --------

                           BYL BANCORP AND SUBSIDIARY
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                For the Nine Months Ended
                                                                                                        June 30,
                                                                                         -------------------------------------
                                                                                            1998                        1997*
                                                                                         ---------                    --------
OPERATING ACTIVITIES
   Net Income                                                                            $   1,424                    $  1,217

   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                         558                         475
         Provision for Loan Losses                                                             540                         195
         Net Change in Loans Held for Sale                                                  (3,213)                    (17,060)

         Other Items - Net                                                                  (2,310)                        971
                                                                                         ---------                    --------
                                      NET CASH USED BY
                                  OPERATING ACTIVITIES                                      (3,001)                    (14,202)

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                                      (1,084)                       (669)
   Purchases of Investment Securities                                                         (502)                     (1,752)
   Maturities of Investment Securities                                                       9,641                         274
   Net Change in Loans                                                                     (26,055)                     (6,650)
   Purchase of Premises and Equipment                                                         (426)                     (1,403)
   Other Items - Net                                                                          (126)                        619
                                                                                         ---------                    --------

                                         NET CASH USED
                               BY INVESTING ACTIVITIES                                     (17,468)                     (8,912)

FINANCING ACTIVITIES
   Decrease in Borrowed Funds                                                               (2,665)                       (500)
   Net Change in Deposits                                                                   28,349                      36,992
   Redemption of Common Stock                                                                    -                          (2)
   Proceeds from Exercise of Options                                                           112                           -
   Dividends                                                                                  (216)                       (242)
                                                                                         ---------                    --------
                              NET CASH PROVIDED (USED)
                               BY FINANCING ACTIVITIES                                      28,245                      36,748
                                                                                         ---------                    --------

                                      INCREASE IN CASH
                                  AND CASH EQUIVALENTS                                      12,465                       6,245

Cash and Cash Equivalents at Beginning of Period                                            11,894                      15,349
                                                                                         ---------                    --------

                             CASH AND CASH EQUIVALENTS
                                      AT END OF PERIOD                                   $  18,139                    $ 27,814
                                                                                         ---------                    --------
                                                                                         ---------                    --------

 * Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

                            BYL BANCORP AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1997.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and six month periods ended June 30, 1998 and 1997, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 - EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

NOTE 3 - STOCK SPLIT

During 1997, the Company declared a four for three stock split to stockholders. This resulted in the issuance of 383,644 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BYL Bancorp (the "Company") has one wholly owned subsidiary, BYL Bank Group, formerly the Bank of Yorba Linda (the "Bank"). The Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Statements contained in this Report on Form 10Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements are included in the discussions below.

ACQUISITIONS

On May 29, 1998, the Company completed the acquisition with DNB Financial ("DNBF"), parent company of De Anza National Bank on a pooling-of-interests basis , and, accordingly, the Company's historical consolidated results have been restated. Under the terms of the Agreement and Plan of Reorganization, each share of DNBF Common Stock was exchanged for 4.12 shares of the Company's Common Stock. A total of 956,641 shares of the Company's Common Stock was issued to DNBF shareholders. Also, on May 29, 1998, De Anza National Bank, DNBF's only subsidiary, merged with and into BYL Bank Group.

The following summarizes the separate results of the combined entities for the periods shown prior to the combination (in thousands, except per share data):

                                                                                               Restated
                                                         BYL                                   Combined
                                                       Bancorp              DNBF                Results
                                                      ---------           --------           -------------
Three Months Ended June 30, 1997
   Net Interest Income                                  $ 2,311            $  862              $  3,173
   Net Income                                               453               180                   633
   Earnings Per Share:
      Basic                                                0.30              0.87                  0.26
      Diluted                                              0.28              0.82                  0.25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

ACQUISITIONS - CONTINUED


                                                                                                    Restated
                                                        BYL                                         Combined
                                                      Bancorp                 DNBF                   Results
                                                    -----------             ---------              ------------
Six Months Ended June 30, 1997
   Net Interest Income                               $   4,306               $  1,720               $   6,026
   Net Income                                              893                    324                   1,217
   Earnings Per Share:
      Basic                                               0.58                   1.52                    0.51
      Diluted                                             0.55                   1.52                    0.49

As of December 31, 1997
   Total Assets                                      $ 164,667               $ 73,419               $ 238,086
   Total Shareholders' Equity                           14,830                  7,720                  22,550


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

OVERVIEW

For the three months ended June 30, 1998, the Company reported net income of $663,000, or $0.25 per share compared to a net income of $633,000, or $0.25 per share for the same three month period in 1997. During this quarter, the Company incurred approximately $542,000 in one-time costs associated with the merger of DNBF.

For the first half of 1998, the Company reported net income of $1.4 million compared to $1.2 million in 1997. The annualized return on average assets was 1.10% for 1998 compared to 1.21% in 1997. Annualized return on shareholders equity was 12.23% in 1998 compared to 12.18% in 1997. These amounts and ratios were also impacted by the merger costs discussed above.

FINANCIAL CONDITION

Total assets as of June 30,1998, increased 11.2% to $264.7 million in comparison to total assets of $238.0 million as of December 31, 1997. The majority of this asset growth was centered in the Bank's held-for-investment loan portfolio which increased by $26 million. This growth was funded by a $28.4 million increase in deposits, a portion of which was utilized to partially pay down short term borrowings of $4 million that were outstanding at December 31, 1997.

ASSET QUALITY

The Company's asset quality has declined slightly in 1998 as evidenced by an increase in the ratio of nonperforming loans to total loans which rose to
1.26% at June 30, 1998 from 0.93% at December 31, 1997.   Management believes
the loans creating this increase are adequately secured and will not result
in significant losses to the Company.   In response to this increase, and
other factors, the Company added $540,000 to the ALLL for the six months ended June 30, 1998 as compared to $195,000 for the same period in 1997. The ALLL at June 30, 1998 was 1.41% of total loans and 85.5% of non-performing loans compared to 1.38% and 150.4%, respectively, at December 31, 1997.

LIQUIDITY

The Bank's liquidity is impacted significantly by the origination and sale of its wholesale loan products. The loan to deposit ratio at June 30, 1998 was 90.3%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 70.0%.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. At June 30, 1998, the Bank's Tier 1 leverage capital ratio was 8.19% compared to 8.63% at December 31, 1997. Management is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are likely to have material effects on the liquidity, capital resources or operations of the Company.

ANALYSIS OF NET INTEREST INCOME AND MARGIN

Net interest income was $4.0 and $7.4 million for the second quarter and first six months of 1998 compared to $3.2 and $6.0 million for the same periods in 1997. These increases are primarily the result of significant increases in average interest-earning assets as shown by the following table (in thousands):

                                                              June 30, 1998
                                                   --------------------------------              Year Ended
                                                     Quarter              Six Months             December 31,
                                                      Ended                 Ended                   1997
                                                   -----------           -----------            -------------

Interest Income                                    $    6,009            $   11,264             $    18,455
Interest Expense                                        2,022                 3,836                   6,057
                                                   ----------            ----------             -----------

      Net Interest Income                          $    3,987            $     7,428            $    12,398
                                                   ----------            ----------             -----------
                                                   ----------            ----------             -----------

Average Earning Assets                             $  236,482            $  228,691             $   191,909
Net Interest Margin                                      6.74%                 6.50%                   6.46%



NONINTEREST INCOME

Noninterest income was $5.4 million for the quarter ended June 30, 1998 compared to $3.2 million for the same period in 1997. Similarly for the first half of 1998, noninterest income was $10.3 million compared to $6.3 million for the same period in 1997. These increases are attributable to the continued expansion of the Bank's wholesale loan divisions. These departments have expanded by adding new products as well as entering new geographic markets.

NONINTEREST EXPENSE

Noninterest expense was $7.6 million for the quarter ended June 30, 1998 and $14.5 million for the first six months of 1998 compared to $5.2 million and $10.0 million for the same periods in 1997. A portion of the increase in the second quarter of 1998 was related to the one time costs of $542,000 associated with the DNBF merger. The majority of the increases were attributable to the continued expansion of the Bank's wholesale loan divisions.

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings

            Due to the nature of the banking business, the Subsidiary Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.

   Item 2 - Changes in Securities

            None

   Item 3 - Defaults upon Senior Securities

            None

   Item 4 - Submission of Matters to a Vote of Security Holders

            The Company held its annual meeting on May 20, 1998 at which time the shareholders approved the merger with DNB Financial and elected the three directors nominated by the Board of Directors.

   Item 6 - Exhibits and Reports on Form 8-K

     A)     Exhibits


   Exhibit No.           Exhibit
  ------------         -----------
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

     B)     Reports on Form 8-K

         1)   May 29, 1998 - to report in Item 2 the acquisition of DNB
              Financial.

         2) July 16, 1998 - to amend the Form 8-K filed on May 29, 1998 and include all required financial statement and pro forma financial information.

SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BYL BANCORP


Date:  August 14, 1998                      /s/ Robert Ucciferri
                                              Robert Ucciferri
                                              President and
                                              Chief Executive Officer


Date:  August 14, 1998                       /s/ Barry J. Moore
                                              Barry J. Moore
                                              Chief Operating Officer and
                                              Senior Executive Vice President