Form 10-Q
period 1998-09-30
BYL BANCORP
filed 1998-11-13
CIK 1039311

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ....................................

                         Commission file number:  000-23257

                                    BYL BANCORP

         CALIFORNIA                                          NO. 33-0755794
(State or other jurisdiction                                 (IRS Employer
     of incorporation)                                     Identification No.)

                 1875 North Tustin Avenue, Orange, California  92865
               (Address of principal executive offices)      (Zip Code)

     Registrant's telephone number, including area code:  (714) 685-1317

            18206 Imperial Highway, Yorba Linda, California 92686 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [   ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS

On November ____, 1998, there were ___________ shares of BYL Bancorp Common Stock outstanding.

                           BYL BANCORP AND SUBSIDIARY
                               SEPTEMBER 30, 1998

                                     INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        PAGE
                                                                        ----
Item 1 - Financial Statements
     Consolidated Condensed Balance Sheet at September 30, 1998 and
          December 31, 1997...........................................    3
     Consolidated Condensed Statement of Income for the three and nine
          months ended September 30, 1998 and 1997....................    4
     Consolidated Condensed Statement of Changes in Shareholders'
          Equity from January 1, 1996 through September 30, 1998......    5
     Consolidated Condensed Statement of Cash Flows for the nine
          months ended September 30, 1998 and 1997....................    6
     Notes to Consolidated Financial Statements.......................    7
Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  7 - 11

                            PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...........................................    12
Item 2 - Changes in Securities.......................................    12
Item 3 - Defaults upon Senior Securities.............................    12
Item 4 - Submission of Matters to a Vote of Security Holders.........    12
Item 5 - Other Information...........................................    12
Item 6 - Exhibits and Reports on Form 8-K............................    12

ITEM 1.   FINANCIAL STATEMENTS

                          BYL BANCORP AND SUBSIDIARY
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                           September 30,       December 31,
                                               1998               1997*
                                           -------------       ------------
Cash and Due From Bank                      $    17,952         $   11,894
Federal Funds Sold                               18,100                  -
Interest-Bearing Deposits                           972              3,419
Investment Securities                            12,669             23,365
Loans Held For Sale                              55,384             47,150

Loans                                           162,838            139,473
Allowance for Loan Losses                        (2,469)            (1,923)
                                            -----------         ----------
    NET LOANS                                   160,369            137,550

Premises and Equipment                            5,606              5,205
Other Real Estate Owned                           1,286                924
Goodwill                                          1,477              1,567
Accrued Interest and Other Assets                 8,483              7,012
                                            -----------         ----------
                                            $   282,298         $  238,086
                                            -----------         ----------
                                            -----------         ----------

Noninterest-Bearing Deposits                $    65,512         $   56,143
Interest-Bearing Deposits                       189,122            151,792
                                            -----------         ----------
    TOTAL DEPOSITS                              254,634            207,935

Borrowed Funds                                        -              4,465
Accrued Interest and Other Liabilities            2,509              3,136
                                            -----------         ----------
    TOTAL LIABILITIES                           257,143            215,536

Common Shares                                    12,735             12,623
Retained Earnings                                12,420              9,955
Unrealized Loss on Investments
  Available-for-Sale                                  -                (28)
                                            -----------         ----------
    TOTAL SHAREHOLDERS' EQUITY                   25,155             22,550
                                            -----------         ----------
                                            $   282,298         $  238,086
                                            -----------         ----------
                                            -----------         ----------

* Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

                             BYL BANCORP AND SUBSIDIARY
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     For the Three Months Ended           For the Nine Months Ended
                                                           September 30,                        September 30,
                                                    ---------------------------           -------------------------
                                                       1998             1997*               1998             1997*
                                                    ---------         ---------           --------         --------
Interest Income                                     $   6,165         $   5,127           $ 17,429         $ 13,829
Interest Expense                                        2,082             1,587              5,918            4,263
                                                    ---------         ---------           --------         --------

     Net Interest Income                                4,083             3,540             11,511            9,566

Provision for Loan Losses                                 240               203                780              398
                                                    ---------         ---------           --------         --------

     Net Interest Income after
      Provision for Loan Losses                         3,843             3,337             10,731            9,168

Noninterest Income                                      6,056             4,071             16,384           10,335
Noninterest Expense                                     7,433             6,174             21,954           16,228
                                                    ---------         ---------           --------         --------

     Income before Taxes                                2,466             1,234              5,161            3,275

Income Taxes                                            1,083               501              2,354            1,325
                                                    ---------         ---------           --------         --------

     Net Income                                     $   1,383         $     733           $  2,807        $   1,950
                                                    ---------         ---------           --------         --------
                                                    ---------         ---------           --------         --------

Per Share Data:
   Net Income - Basic                               $     .55         $    0.31           $   1.12        $    0.81
                                                    ---------         ---------           --------         --------
                                                    ---------         ---------           --------         --------
   Net Income - Diluted                             $     .52         $    0.29           $   1.05        $    0.78
                                                    ---------         ---------           --------         --------
                                                    ---------         ---------           --------         --------

* Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

                                    BYL BANCORP
               UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                         Net
                                                                                                      Unrealized
                                                                                                      Appreciation
                                                                                                     (Depreciation)
                                                             Common Shares                           on Available
                                           Preferred     --------------------------    Retained        for-Sale
                                             Stock        Number          Amount       Earnings        Securities       Total
                                          ----------     ---------     ------------   -----------    --------------   ----------
Balance at January 1, 1996                $    1,000     1,331,955     $    4,219     $    6,034        $     20      $  11,273

   Net Income                                                                              1,916                          1,916
   Preferred Dividends                                                                      (159)                          (159)
   Dividends on Common                                                                      (169)                          (169)
   Options Exercised                                         4,120             23                                            23
   Redemption of Preferred Stock              (1,000)                                        (20)                        (1,020)
   Common Stock Retired                                     (9,579)           (55)                                          (55)
   Issuance of Common Stock
      (Net of Related Costs)                             1,073,333          7,759                                         7,759
   Net Unrealized Depreciation
      on Available-for Sale Securities                                                                      (133)          (133)
                                          ----------     ---------     -----------    -----------       ---------     ----------
Balance at December 31, 1996                       -     2,399,829         11,946          7,602            (113)        19,435

   Net Income                                                                              2,854                          2,854
   Exercise of Stock Option                                104,166            683                                           683
   Common Stock Retired                                       (824)            (6)                                           (6)
   Dividends on Common                                                                      (501)                          (501)
   Net Unrealized Appreciation
      for Available-for-Sale Securities                                                                       85             85
                                          ----------     ---------     -----------    -----------       ---------     ----------

Balance at December 31, 1997                       -     2,503,171         12,623          9,955             (28)        22,550

   Net Income                                                                              2,807                          2,807
   Exercise of Stock Option                                 23,065            112                                           112
   Dividends on Common                                                                      (342)                          (342)
   Net Unrealized Appreciation
      for Available-for-Sale Securities                                                                       28             28
                                          ----------     ---------     -----------    -----------       ---------     ----------

Balance at September 30, 1998             $        -     2,526,236      $  12,735      $  12,420         $     -      $  25,155
                                          ----------     ---------     -----------    -----------       ---------     ----------
                                          ----------     ---------     -----------    -----------       ---------     ----------

                             BYL BANCORP AND SUBSIDIARY
                    UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                               -----------------------------
                                                                   1998              1997*
                                                               ----------         ----------
OPERATING ACTIVITIES
   Net Income                                                  $    2,807         $   1,950
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                960                721
         Provision for Loan Losses                                    780                398
         Net Change in Loans Held for Sale                         (8,234)           (31,442)
         Other Items - Net                                         (1,986)             2,550
                                                               ----------         ----------
            NET CASH USED BY
             OPERATING ACTIVITIES                                  (5,673)           (25,823)

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                              2,447               (154)
   Purchases of Investment Securities                              (7,571)            (2,851)
   Maturities of Investment Securities                             18,295              2,645
   Net Change in Loans                                            (25,078)           (12,913)
   Purchase of Premises and Equipment                              (1,271)            (1,658)
   Other Items - Net                                                1,005                574
                                                               ----------         ----------
            NET CASH USED
             BY INVESTING ACTIVITIES                              (12,173)           (14,357)

FINANCING ACTIVITIES
   Decrease in Borrowed Funds                                      (4,465)              (500)
   Net Change in Deposits                                          46,699             40,548
   Proceeds from Exercise of Options                                  112                 74
   Dividends                                                         (342)              (374)
                                                               ----------         ----------
            NET CASH PROVIDED
             BY FINANCING ACTIVITIES                               42,004             39,748
                                                               ----------         ----------

            INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                  24,158               (432)

Cash and Cash Equivalents at Beginning of Period                   11,894             15,350
                                                               ----------         ----------

            CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                                  $   36,052         $   14,918
                                                               ----------         ----------
                                                               ----------         ----------

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and nine month periods ended September 30, 1998 and 1997, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

The following summarizes the separate results of the combined entities for the periods shown prior to the combination (in thousands, except per share data):

                                                                        Restated
                                                BYL                     Combined
                                              Bancorp        DNBF        Results
                                              --------     -------      ---------
Three Months Ended September 30, 1997
   Net Interest Income                        $  2,643     $   897      $  3,540
   Net Income                                      536         197           733
   Earnings Per Share:
      Basic                                       0.35        0.23          0.31
      Diluted                                     0.33        0.22          0.29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

ACQUISITIONS - CONTINUED

                                                                            Restated
                                                BYL                         Combined
                                              Bancorp          DNBF         Results
                                            ----------      ---------      ----------
Nine Months Ended September 30, 1997
   Net Interest Income                      $    6,949      $   2,617      $    9,566
   Net Income                                    1,429            521           1,950
   Earnings Per Share:
      Basic                                       0.93           0.60            0.81
      Diluted                                     0.88           0.59            0.78

As of December 31, 1997
   Total Assets                             $  164,667      $  73,419      $  238,086
   Total Shareholders' Equity                   14,830          7,720          22,550

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

OVERVIEW

For the three months ended September 30, 1998, the Company reported net income of $1,383,000, or $0.52 per share compared to a net income of $733,000, or $0.31 per share for the same three month period in 1997.

For the first nine months of 1998, the Company reported net income of $2.8 million compared to $2.0 million in 1997. The annualized return on average assets was 1.41% for 1998 compared to 1.25% in 1997. Annualized return on shareholders equity was 15.80% in 1998 compared to 12.75% in 1997. During the first nine months of 1998, the Company incurred approximately $542,000 in one-time costs associated with the merger of DNBF.

FINANCIAL CONDITION

Total assets as of September 30, 1998, increased 18.6% to $282.2 million in comparison to total assets of $238.0 million as of December 31, 1997. The majority of this asset growth was centered in the Bank's held-for-investment loan portfolio which increased by $23 million. This growth was funded by a $46.6 million increase in deposits, a portion of which was utilized to pay down short term borrowings of $4 million that were outstanding at December 31, 1997.

ASSET QUALITY

The Company's asset quality has improved slightly in 1998 as evidenced by a decrease in the ratio of nonperforming loans to total loans which declined to
 .84% at September 30, 1998 from 0.93% at December 31, 1997. The Company added $780,000 to the ALLL for the nine months ended September 30, 1998 as compared to $398,000 for the same period in 1997. The ALLL at September 30, 1998 was 1.52% of total loans and 134.1% of non-performing loans compared to 1.38% and 150.4%, respectively, at December 31, 1997.

LIQUIDITY

The Bank's liquidity is impacted significantly by the origination and sale of its wholesale loan products. The loan to deposit ratio at September 30, 1998 was 85.7%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 63.9%.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. At September 30, 1998, the Bank's Tier 1 leverage capital ratio was 8.54% compared to 8.63% at December 31, 1997. Management is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are likely to have material effects on the liquidity, capital resources or operations of the Company.

ANALYSIS OF NET INTEREST INCOME AND MARGIN

Net interest income was $4.1 and $7.4 million for the third quarter and first nine months of 1998 compared to $3.5 and $9.6 million for the same periods in 1997. These increases are primarily the result of significant increases in average interest-earning assets as shown by the following table (in thousands):

                                        September 30, 1998
                                   ----------------------------       Year Ended
                                     Quarter        Nine Months      December 31,
                                      Ended            Ended             1997
                                   -----------      -----------      ------------
Interest Income                    $     6,165      $    17,429      $    18,455
Interest Expense                         2,082            5,918            6,057
                                   -----------      -----------      ------------

    Net Interest Income            $     4,083      $    11,511      $    12,398
                                   -----------      -----------      ------------
                                   -----------      -----------      ------------

Average Earning Assets             $   245,889      $   234,424      $   191,909
Net Interest Margin                       6.64%            6.54%            6.46%

NONINTEREST INCOME

Noninterest income was $6.0 million for the quarter ended September 30, 1998 compared to $4.0 million for the same period in 1997. Similarly for the first nine months of 1998, noninterest income was $16.3 million compared to $10.3 million for the same period in 1997. These increases are attributable to the continued expansion of the Bank's wholesale loan divisions. These departments have expanded by adding new products as well as entering new geographic markets.

NONINTEREST EXPENSE

Noninterest expense was $7.4 million for the quarter ended September 30, 1998 and $21.9 million for the first nine months of 1998 compared to $6.2 million and $16.2 million for the same periods in 1997. A portion of the increase in the nine months of 1998 was related to the one time costs of $542,000 associated with the DNBF merger. The majority of the increases were attributable to the continued expansion of the Bank's wholesale loan divisions.

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

          None

     Item 3 - Defaults upon Senior Securities

          None

     Item 4 - Submission of Matters to a Vote of Security Holders

          None

     Item 5 - Other Information

          On November 2, 1998, BYL Bank Group, the wholly owned subsidiary bank of BYL Bancorp, executed an Asset Purchase Agreement and acquired the human resources, marketing network, certain existing property and equipment leases and mortgage loan pipline of All Source Financial, LLC ("ASF"), a subsidiary of Assurance Mortgage Corporation of America.

          ASF is a mortgage banker specializing in originating, selling and purchasing residential mortgage loans secured by first and second mortgages on single family residences. Based in Diamond Bar, California, ASF currently offers loan products in California, Oregon, Washington, Nevada, Utah, Colorado, New Mexico, Texas, Montana, Idaho, Illinois, Indiana and Oklahoma. ASF predominately originates loans through a wholesale lending network with approximately 60% of its originations consisting of agency (FHA and conventional) loans and the balance in subprime single family mortage loans. During 1998, ASF's average monthly fundings have been approximately $45 million.

     Item 6 - Exhibits and Reports on Form 8-K

     A)   Exhibits

     Exhibit No.    Exhibit
     -----------    -------
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

     B)   Reports on Form 8-K

          On July 16, 1998, the Company filed an amendment to the Company's Current Report on Form 8-K, originally filed on June 3, 1998, concerning the completion of the acquisition of DNB Financial by the Company, that contained the necessary financial information required by the Form 8-K.

SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BYL BANCORP


Date:     November 13, 1998               /s/ Robert Ucciferri
                                          ------------------------------
                                          Robert Ucciferri
                                          President and
                                          Chief Executive Officer


Date:     November 13, 1998               /s/ Barry J. Moore
                                          ------------------------------
                                          Barry J. Moore
                                          Chief Operating Officer and
                                          Senior Executive Vice President