Form 10-K405
period 1998-12-31
BYL BANCORP
filed 1999-03-30
CIK 1039311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                        Commission File Number 000-23257

                                   BYL BANCORP

               CALIFORNIA                            33-0755794
      (State or other jurisdiction of               (IRS Employer
      incorporation or organization)              Identification No.)

   1875 NORTH TUSTIN AVENUE, ORANGE, CALIFORNIA         92865
     (Address of principalexecutive offices)          (Zip Code)

                  Issuer's telephone number: (714) 685-1317

       SECURITIES REGISTERED UNDER SECTION 12(b)OF EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(g)OF EXCHANGE ACT:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90days.
                                                                Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                [X]

There were 2,533,835 shares of Common Stock outstanding at March 15, 1999. The aggregate market value of Common Stock held by non-affiliates at March 15, 1999 was approximately $30.3 million based upon the last known trade of $14.38 per share on March 15, 1999.

Documents incorporated by reference: The proxy statement for the Annual Meeting of Shareholders of the registrant to be held in the second quarter of 1999. Certain information therein is incorporated by reference in Part III hereof.

                                   BYL BANCORP

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I

    Item 1.  Business..................................................    3
    Item 2.  Properties................................................   15
    Item 3.  Legal Proceedings.........................................   15
    Item 4.  Submission  of  Matters to a Vote of Security Holders.....   15

Part II

    Item 5.  Market for the Registrant's Common Equity and
             Related Stockholder Matters...............................   16
    Item 6.  Selected Financial Data...................................   17
    Item 7.  Management's Discussion and Analysis
             of Financial Condition and Results of Operation...........   18
    Item 8.  Financial Statements and Supplementary Data...............   35
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................   69

Part III

    Item 10. Directors and Executive Officers of the Registrant........   69
    Item 11. Executive Compensation....................................   69
    Item 12. Security Ownership of Certain
             Beneficial Owners and Management..........................   69
    Item 13. Certain Relationships and
             Related Transaction.......................................   69

Part IV

    Item 14. Exhibits Financial Statement Schedules,
             and  Reports  on Form 8-K  ...............................   70


                                    PART I

ITEM 1:  BUSINESS

GENERAL

BYL Bancorp (hereinafter the "Company") was incorporated under the laws of the State of California in 1997 and commenced operations in November 1997 as a bank holding company of Bank of Yorba Linda (the "Bank"), which changed its name to BYL Bank Group in June 1998. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Federal Reserve's Board of Governors, the Company's primary regulator. As of December 31, 1998, the Company had total assets of approximately $318 million, total deposits of $287 million and total shareholders' equity of $26.9 million.

The Bank was incorporated under the laws of the State of California in 1979 and was licensed by the California State Banking Department, now known as of the California Department of Financial Institutions ("DFI")and commenced operations as a California state chartered bank on March 3, 1980. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"), but like most banks of its size in California, is not a member of the Federal Reserve Bank.

The Bank is a California commercial bank that operates from its main office in Orange, California and operates full service branch offices located in Yorba Linda (formerly the head office of the Bank), Costa Mesa, Huntington Beach, Westminster, Riverside (2). and Mira Loma, California. The Bank's principal office is located at 1875 North Tustin Avenue, Orange, California. The Bank's Mortgage Divisions are currently located in Tustin and Diamond Bar, California. The Bank's SBA Loan Division is currently located in Mission Viejo, California. On March 26, 1999, the Bank closed its Laguna Hills office and relocated the branch's assets and liabilities to its Costa Mesa office. The Bank has notified its regulatory agencies of its intent to close one of its Riverside offices, which is anticipated to occur in May, 1999.

The primary focus of the Bank is to provide personalized quality banking products and services to small- and medium-size businesses, including professionals, to originate primarily conforming and nonconforming mortgages in California and various other states and selling such loans in the secondary market, and to originate and sell SBA guaranteed loans, with the objective of building a balanced community loan and investment portfolio mix. Management believes that a local market focus, accompanied by strategic placement of bank branches and personnel, enables the Bank to attract and retain low cost core deposits which provide substantially all of the Bank's funding requirements.

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

The Bank's operating strategy emphasizes: (i) expansion of its programs for originating and selling mortgage loans and SBA guaranteed loans; (ii) continued focus upon providing personalized quality banking products to small to medium-size businesses, professionals, general retail clients and the local community; and (iii) continued expansion of the Bank, primarily in Orange County and Riverside County, California, through internal growth and, when favorable, through selective acquisitions of, or mergers with, healthy, distressed or failed institutions or the selective acquisition of branches of such institutions; however, the Bank has no written or oral agreements regarding any such activities at this time.

COMPLETION OF ACQUISITION OF BANK OF WESTMINSTER

Following the receipt of all necessary regulatory approvals, the Bank completed the acquisition of Bank of Westminster ("BOW") on June 14, 1996 pursuant to the terms of the Agreement and Plan of Reorganization dated January 12, 1996 in which the Bank organized and established BYL Merger Corporation as a wholly-owned subsidiary of the Bank for the sole purpose of facilitating the merger of BOW with the Bank. BYL Merger Corporation was consolidated with BOW under the name and charter of BOW (the "Consolidation"), and, immediately thereafter, the consolidated corporation was merged with and into the Bank (the "Merger"). The aggregate purchase price of BOW was $6.17 million or $6.52 per share.

The Bank acquired 100% of the outstanding common stock of BOW for $6,174,000 in cash. BOW had total assets of approximately $54,923,000. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of BOW from the date of the acquisition. Goodwill arising from the transaction totaled approximately $1,717,000 and is being amortized over fifteen years on a straight-line basis.

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

COMPLETION OF THE ACQUISITION OF DNB FINANCIAL

Following the receipt of all necessary regulatory approvals, the Company completed the acquisition of DNB Financial ("DNBF") on May 29, 1998 pursuant to the terms of the Agreement and Plan of Reorganization dated January 29, 1998 in which DNBF was merged with and into the Company, and De Anza National Bank, the wholly-owned subsidiary of DNBF, was merged with and into the Bank. The transaction was structured as a pooling of interests through a tax-free exchange of the Company's shares of common stock for all outstanding shares of DNBF's common stock.

As a result of the calculations required by the Agreement, each share of DNBF common stock was converted into the right to receive 4.1162 shares of the Company common stock, resulting in the issuance of 956,641 shares of Company common stock to the shareholders of DNBF. The acquisition of DNBF by the Company increased the total assets of the Company and its subsidiaries to approximately $270 million and total shareholders' equity to approximately $23 million as of the consummation of the transaction.

SALE OF UNGUARANTEED INTERESTS IN SBA LOANS

On December 10, 1998, the Bank entered into a Pooling and Servicing Agreement dated as of October 1, 1998 (the "Pooling Agreement") between the Bank, as Servicer and Master Servicer, and Marine Midland Bank, as Trustee (the "Trustee") whereby the Bank transferred certain unguaranteed interests (the "Unguaranteed Interests") in loans (the "SBA Loans") partially guaranteed by the U.S. Small Business Administration ("SBA") to a newly-created trust (the "Trust") for the benefit of the SBA and the holders of certificate representing interests in such Trust. The Trust consists of the Unguaranteed Interests in such SBA Loans that are subject to the Pooling Agreement, and the Trust has issued three (3) classes of certificates representing certain fractional undivided ownership interests in the Trust. The Aggregate principal amount of the Unguaranteed Interests delivered to the Trust on October 31, 1998 equaled approximately $38.1 million.

Pursuant to the Pooling Agreement, the Trust issued $34.4 million aggregate principal amount of BYL Bank Group SBA Loan-Backed Adjustable Rate Certificate, Series 1998-1, Class A ("Class A Certificate"), $6.02 million aggregate principal amount of BYL Bank Group SBA Loan-Backed Adjustable Rate Certificate, Series 1998-1, Class M. ("Class M Certificate") and $2.58 million aggregate principal amount of BYL Bank Group SBA Loan-Back Adjustable Rate Certificates, Series 198-1, Class B ("Class B Certificate").

The Class A and Class M Certificates were sold to a limited number of "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933, and institutional "Accredited Investors" as defined in Rule 501 under the Securities Act. Pursuant to the requirements of the SBA, the Class B Certificate were retained by the Bank and are subordinate to the Class A and Class M Certificates. The Class M Certificates are subordinate to the Class A Certificates.

SUPERVISION AND REGULATION

     THE COMPANY

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

The Company will be required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Company within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by it subsidiaries to affiliates, and (b) on investments by its subsidiaries in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

The Company and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services. Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by its subsidiaries, or by any of its affiliates. Further, the Company and its subsidiary is required to maintain certain levels of capital. See, "Effect of Governmental Policies and Recent Legislation - Capital Standards."

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company is required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the Federal Reserve Board's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

     THE BANK

The Bank is extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

California law and regulations of the DFI authorize California licensed banks, subject to applicable limitations and approvals of the DFI to (1) provide real estate appraisal services, management consulting and advice services, and electronic data processing services; (2) engage directly in real property investment or acquire and hold voting stock of one or more corporations, the primary activities of which are engaging in real property investment; (3) organize, sponsor, operate or render investment advice to an investment company or to underwrite, distribute or sell securities in California; and (4) invest in the capital stock, obligations or other securities of corporations not acting as insurance companies, insurance agents or insurance brokers. In November 1988, Proposition 103 was adopted by California voters. The DFI has established certain procedures to be followed by banks desiring to engage in certain insurance activities.

CAPITAL STANDARDS

The Federal Reserve Board and FDIC have adopted risk-based minimum capital guidelines (for bank holding companies and insured non-member state banks, respectively) intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the Bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances.

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

Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies recently issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. Under applicable regulatory guidelines, the Bank is considered "Well Capitalized" at December 31, 1998.

On January 1, 1998, new legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the bank's total assets or
(ii) $1,000,000.

PROMPT CORRECTIVE ACTION

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

    "Well capitalized"                      "Adequately capitalized"
    ------------------                      ------------------------
Total risk-based capital of 10%;         Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and     Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                    Leverage ratio of 4%.

   "Undercapitalized"                      "Significantly undercapitalized"
    -----------------                      --------------------------------
Total risk-based capital less than 8%;   Total risk-based capital less than 6%;
Tier 1 risk-based capital                Tier 1 risk-based capital
  less than 4%; or                         less than 3%; or
Leverage ratio less than 4%.             Leverage ratio less than 3%.

"Critically undercapitalized"
-----------------------------
Tangible equity to total assets less than 2%.

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced acquisition; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage;
(v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.

SAFETY AND SOUNDNESS STANDARDS

Effective in 1995 the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (AFDICIA). These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problems assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

PREMIUMS FOR DEPOSIT INSURANCE

Federal law has established several mechanisms to increase funds to protect deposits insured by Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996 Other banks will be charged risk-based premiums up to $.27 per $100 of deposits. The Bank pays no premiums as a result of its "well capitalized" status.

Congress passed in 1996 and the President signed into law, provisions to strengthen the Savings and Loan Insurance Fund ("SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980s and early 1990s. The new law requires saving and loan associations to be bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks will contribute towards paying off the financing bonds, including interest. Effective January 1, 1997, SAIF-insured institutions pay 3.2 cents per $100 in domestic deposits, and BIF-insured institutions, like the Bank, pay 0.64 cents per $100 in domestics deposits. In 2000, the banking industry will share on a more equal basis in the bulk of the payments.

FINANCIAL MODERNIZATION LEGISLATION

Various proposals to adopt comprehensive financial modernization legislation have been introduced in Congress which include, among other things, elimination of the federal thrift charter, creation of a uniform financial institutions charter, expansion of bank powers, and integration of banking, commerce, securities activities and insurance. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. In May 1998, the House passed legislation that would overhaul the financial service industry and allow mergers among banking, securities and insurance firms. Congress adjourned without the passage of similar legislation by the Senate. It is anticipated that substantially similar legislation will be considered in the current session of Congress.

INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the President signed into law the Rieglel Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under Bank Holding Company Act to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which it is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

In 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company intends to operate, although it is difficult to assess the impact that such increased competition may have on the Company's operations. The Interstate Act may increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition may have on the Company's operations.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

In 1995 the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

In 1994 the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank has consistently been rate "satisfactory" and was examined most recently during the fourth quarter of 1998. Although the final report of examination has not yet been received, the Bank expects to retain its "satisfactory" rating.

POTENTIAL ENFORCEMENT ACTIONS

Commercial banking organizations and bank holding companies, such as the Bank and the Company, may be subject to potential enforcement actions by federal and state bank regulatory officials for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Neither the Company nor the Bank are parties to any such enforcement action.

HAZARDOUS WASTE CLEAN-UP COSTS

Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolios of the Bank, conversations with local authorities and appraisers, and the type of lending currently and historically done by the Bank (the Bank has generally not made the types of loans generally associated with hazardous waste contamination problems), management is not aware of any potential liability for hazardous waste contamination.

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

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations on the nature and amount of loans which may be made, and restrictions on payment of dividends. The California Commissioner of Financial Institutions approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.

BUSINESS CONCENTRATIONS

As of December 31, 1998, the Company had approximately $318 million in assets and $287 million in deposits. No individual or single group of related accounts is considered material in relation to the Company's totals, or in relation to its overall business.

MONETARY POLICY

Banking is a business which depends on rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its clients and securities held in the Bank investment portfolios will comprise a major portion of the Bank's earnings.

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

COMPETITION

The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance and wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank (but which can be offered indirectly by the Bank through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual client are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

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

EMPLOYEES

At December 31, 1998, the Bank had a total of 339 full-time employees and 27 part-time employees. The Bank believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Company currently maintains an administrative facility in Orange, California, which is utilized by the Company and the Bank. The Bank also maintains nine full service branches, one regional loan center and six loan production offices. The Bank owns three of its branch locations and leases all of its other facilities. For additional information regarding the Bank's lease obligations, see Note K to the Consolidated Financial Statements, included in Item 8 hereof.

The Company believes that all of its properties are appropriately maintained and suitable for their respective present needs and operations.

ITEM 3.  LEGAL PROCEEDINGS

To the best of the Company's knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property or business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The equity securities of BYL Bancorp consist of one class of common stock, of which there were 2,531,302 shares outstanding, held by approximately 800 shareholders of record at year-end 1998. Holders of the common stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, as specified by the California Financial Code. During 1998 and 1997, the Company paid quarterly cash dividends of $0.05 per share During the first quarter of 1999 the Company paid a cash dividend of $0.075 per share. On June 30, 1997, the Company completed a four-for-three stock split of the issued and outstanding shares.

Management of the Company is aware of five (5) securities dealers who maintain an inventory and make a market in its Common Stock. The market makers are Ryan, Beck & Co., Wedbush Morgan Securities Inc., Herzog, Heine & Geduld, Sutro & Co. and Sandler, O'Neill & Partners.

The information set forth in the table below summarizes, for the periods indicated, the bid and ask prices of the Company Common Stock. These quotes do not necessarily include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below (these amounts have been adjusted to reflect the four-for-three stock split effective
June 30, 1997.)

1997                                 Bid           Ask
---------------------               ------        ------
First Quarter                       13.667        10.375
Second Quarter                      15.938        12.375
Third Quarter                       16.500        16.000
Fourth Quarter                      21.250        16.000

1998
---------------------
First Quarter                       21.875        23.125
Second Quarter                      23.250        23.500
Third Quarter                       21.500        21.500
Fourth Quarter                      18.000        18.500


ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected financial data relating to the past five years of the Company's operations.

                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                 --------   --------   --------   --------   --------
SUMMARY OF OPERATIONS:
  Interest Income                                $ 24,016   $ 18,455   $ 12,642   $  9,746   $  9,148
  Interest Expense                                  8,406      6,057      3,840      2,757      2,583
                                                 --------   --------   --------   --------   --------
  Net Interest Income                              15,610     12,398      8,802      6,989      6,565
  Provision for Loan Losses                           755        778        364        262        614
                                                 --------   --------   --------   --------   --------
  Net Interest Income After Provision
    for Loan Losses                                14,855     11,620      8,438      6,727      5,951
  Noninterest Income                               23,408     15,920      8,752      6,726      4,794
  Noninterest Expense                              30,870     22,717     14,045     11,211      9,384
                                                 --------   --------   --------   --------   --------
  Income Before Income Taxes                        7,393      4,823      3,145      2,242      1,361
  Income Taxes                                      3,277      1,968      1,229        872        509
                                                 --------   --------   --------   --------   --------
  Net Income                                     $  4,116   $  2,855   $  1,916   $  1,370   $    852
                                                 --------   --------   --------   --------   --------
                                                 --------   --------   --------   --------   --------

  Dividends on Common Stock                      $    467   $    502   $    168   $     89   $    187

PER SHARE DATA:
  Net Income - Basic                             $   1.63   $   1.19   $   0.98   $   0.88   $   0.58
  Net Income - Diluted                           $   1.55   $   1.12   $   0.96   $   0.75   $   0.50
  Book Value                                     $  10.62   $   9.01   $   8.10   $   9.26   $   8.08

STATEMENTS OF FINANCIAL CONDITION SUMMARY:
  Total Assets                                   $318,013   $238,086   $183,755   $125,872   $117,376
  Total Deposits                                  287,206    207,935    162,058    113,295    104,307
  Loans Held for Sale                              74,598     47,150     24,363     10,186      9,969
  Total Loans                                     165,199    139,002    106,019     67,979     68,125
  Allowance for Loan Losses (ALLL)                  2,300      1,923      1,616      1,047        960
  Total Shareholders' Equity                       26,882     22,550     19,434     11,273     10,543

SELECTED RATIOS:
  Return on Average Assets                          1.49%      1.31%      1.23%      1.17%      0.70%
  Return on Average Equity                         17.03%     13.80%     12.81%     12.56%      8.20%
  Net Interest Margin                               6.40%      6.46%      6.47%      6.68%      6.11%
  Dividend Payout Ratio - Common Stock             11.35%     17.59%      8.82%      6.50%     21.95%
  Non-performing Loans to Total Loans               1.23%      0.92%      1.15%      1.98%      1.66%
  Non-performing Assets to Total Assets             0.94%      0.93%      1.57%      1.81%      2.44%
  ALLL to Non-performing Loans                    113.30%    150.35%    132.68%     77.90%     85.11%
  Average Shareholder's Equity
    to Average Assets                               8.75%      9.49%      9.63%      9.28%      8.56%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

BUSINESS ORGANIZATION

BYL Bancorp ("the Company") is a California corporation formed to act as the holding company of BYL Bank Group, formerly Bank of Yorba Linda ("the Bank"), a state-chartered commercial bank headquartered in Orange, California. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Federal Reserve's Board of Governors, the Company's primary regulator.

The Bank engages in the general business of banking throughout its primary market area of Orange and Riverside Counties in Southern California by offering a wide range of banking products and services, including (i) originating and selling Conforming and Nonconforming Mortgages and SBA guaranteed loans; (ii) providing many types of business and personal savings, money market and demand accounts, and other consumer banking services; and
(iii) originating several other types of loans, and commercial and residential construction loans. The Bank maintains its main office in Orange, and presently operates nine (9) full service branches. Each banking office concentrates on servicing the local community in which it is located. The Bank also maintains mortgage banking offices in Tustin and Diamond Bar, California and a SBA loan office in Mission Viejo, California.

At the close of business on May 29, 1998, the Company consummated a merger with DNB Financial and its wholly-owned subsidiary, De Anza National Bank. This merger was accounted for by the pooling of interest method, whereby the Company's Financial Statements and the following discussions have been restated as if the two companies were historically one unit. A total of 956,641 common shares were issued to the shareholders of DNB Financial in connection with this merger.

During November 1998, the Company acquired the human resources, the marketing network, certain existing property and equipment leases and the mortgage loan pipeline of All Source Financial, LLC ("ASF") a subsidiary of Assurance Mortgage Corporation of America. ASF specialized in originating, selling and purchasing residential mortgage loans secured by first and second trust mortgages on single family residences. During 1998, ASF's average monthly fundings were approximately $45 million.

On December 10, 1998, the Company securitized approximately $38.1 million of unguaranteed interests in SBA loans. The Company intends to securitize additional unguaranteed portions of its SBA loans, as well as other compatible loan products, as it is able to accumulate sufficient loans to provide for an economically viable transaction.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 1998, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future. This discussion should be read in conjunction with the Company's consolidated financial statements and notes included herein.

OVERVIEW

Net income in 1998 was $4.1 million, an increase of $1.2 million or 44.2%, compared to $2.9 million in 1997. Diluted earnings per share in 1998 were $1.55 compared to $1.12 in 1997. The increase in earnings in 1998 was due primarily to strong asset growth and increased profitability of the SBA and Mortgage Loan Divisions.

The Company's net income for 1997 was $2.9 million, a $1.0 million or 49.0% increase over the 1996 net income of $1.9 million. On a diluted per share basis, 1997 net income was $1.12 compared to $0.95 in 1996. The increase in net income in 1997 was also due primarily to the growth in assets and the increased profitability of its SBA and Mortgage Loan Divisions.

Shareholders' equity increased $4.3 million or 19.2%, in 1998 to $26.9 million at December 31, 1998 compared to $22.6 million at December 31, 1997. This increase was primarily from the retention of earnings.

The following table sets forth several key operating ratios for 1998, 1997 and 1996:

                                                                     For the Year Ended
                                                                        December 31,
                                                                ----------------------------
                                                                 1998       1997       1996
                                                                ------     ------     ------
Return on Average Assets                                         1.49%      1.31%      1.23%
Return on Average Equity                                        17.03%     13.80%     12.81%
Average Shareholder's Equity to Average Total Assets             8.75%      9.49%      9.63%


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

                                                                   For the Year Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                                  1998                            1997                            1996
                                     -----------------------------   -----------------------------   ------------------------------
                                                           Average                         Average                         Average
                                                            Yield                           Yield                           Yield
                                                Interest     or                 Interest     or                 Interest     or
                                     Average     Earned     Rate     Average     Earned     Rate     Average     Earned     Rate
                                     Balance    or Paid     Paid     Balance    or Paid     Paid     Balance    or Paid     Paid
                                     --------   --------   -------   --------   --------   -------   --------   --------   -------
ASSETS
Interest-Earning Assets:
  Investment Securities              $ 18,564   $  1,119     6.03%   $ 25,110   $  1,535     6.11%   $ 24,508     $1,449     5.91%
  Federal Funds Sold                   13,322        669     5.02%      7,329        394     5.38%      4,339        228     5.25%
  Other Earning Assets                  2,935        171     5.83%      3,882        227     5.85%      5,087        302     5.94%
  Loans                               209,080     22,057    10.55%    155,588     16,299    10.48%    102,145     10,663    10.44%
                                     --------   --------             --------   --------             --------   --------
Total Interest-Earning
  Assets                              243,901     24,016     9.85%    191,909     18,455     9.62%    136,079     12,642     9.29%

Cash and Due From Banks                15,756                          13,334                          11,110
Premises and Equipment                  5,299                           4,830                           2,967
Other Real Estate Owned                 1,067                             908                             776
Accrued Interest and Other Assets      12,641                           8,496                           5,775
Allowance for Loan Losses              (2,281)                         (1,552)                         (1,426)
                                     --------                        --------                        --------
Total Assets                         $276,383                        $217,925                        $155,281
                                     --------                        --------                        --------
                                     --------                        --------                        --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Money Market and NOW               $ 53,640      1,613     3.01%   $ 48,414      1,321     2.73%   $ 43,596      1,216     2.79%
  Savings                              39,308      1,622     4.13%     26,164        920     3.52%     19,927        648     3.25%
  Time Deposits under $100,000         51,997      2,823     5.43%     37,866      2,080     5.49%     20,590      1,073     5.21%
  Time Deposits of
    $100,000 or More                   38,120      2,258     5.92%     28,923      1,661     5.74%     13,443        792     5.89%
  Other                                 1,623         90     5.55%        908         75     8.26%      1,576        111     7.04%
                                     --------   --------             --------   --------             --------   --------
Total Interest-Bearing
  Liabilities                         184,688      8,406     4.55%    142,275      6,057     4.26%     99,132      3,840     3.87%
                                                --------                        --------                        --------
Noninterest-Bearing
  Liabilities:
    Demand Deposits                    62,771                          51,664                          39,813
    Other Liabilities                   4,753                           3,306                           1,381
      Shareholders' Equity             24,171                          20,680                          14,955
                                     --------                        --------                        --------
  Total Liabilities and
    Shareholders' Equity             $276,383                        $217,925                        $155,281
                                     --------                        --------                        --------
                                     --------                        --------                        --------
  Net Interest Income                           $ 15,610                        $ 12,398                         $ 8,802
                                                --------                        --------                        --------
                                                --------                        --------                        --------
Net Yield on Interest-Earning
   Assets                                                    6.40%                           6.46%                           6.47%


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

Net interest income for 1998 was $15.6 million, an increase of 25.9% compared to the $12.4 million reported in 1997. This increase was primarily due to the significant increase in average interest-earning assets which increased $52.0 million or 27.1% to $243.9 million in 1998 compared to $191.9 million in 1997.

Interest income in 1998 was $24.0 million, a $5.5 million or a 30.1% increase over the $18.5 million recorded in 1997. Increased loan totals accounted for the majority of this increase as the average loans outstanding increased 34.4% to $209.0 million in 1998 compared to $155.6 million in 1997. The significant increase in shareholders' equity in 1998 and 1997 has allowed the Company to aggressively grow its loan portfolio and other interest-earning assets.

Interest expense also rose significantly in 1998 as the Company increased deposits and other borrowings to fund the loan growth discussed above. Interest expense was $8.4 million in 1998, compared to $6.0 million in 1997.

Interest rates played a minor role in the changes in net interest income in 1998. The Company was able to increase its yield on interest-earning assets by 23 basis points, however, the rates paid on interest-bearing liabilities increased 29 basis points. The net yield on interest-earning assets in 1998 declined 6 basis points to 6.40% compared to 6.46% in 1997.

Net interest income in 1997 was $12.4 million, an increase of $3.6 million or 40.9% from $8.8 million in 1996. This increase was also primarily attributable to the substantial increase in average total interest-earning assets which increased from $136.1 million in 1996 to $191.9 million in 1997. Changing interest rates had a very minor impact as the net yield on interest-earning assets decreased only 1 basis points from 6.47% in 1996 to 6.46% in 1997.

Total interest income in 1997 was $18.5 million compared to $12.6 million in 1996. Increased loan volume was accountable for 97% of the increase in total interest income. The total yield on interest-earning assets also increased 33 basis points contributing slightly to the increase in interest income.

Total interest expense also increased dramatically in 1997, rising to $6.0 million from $3.8 million in 1996. Again this increase was primarily attributable to increased volume in deposits which accounted for $2.1 million of the total increase. The average rate paid on deposits also increased 39 basis points increasing interest expense slightly.

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

                                            Year Ended December 31, 1998     Year Ended December 31, 1997
                                                     versus                             versus
                                            Year Ended December 31, 1997     Year Ended December 31, 1996
                                            ----------------------------     -----------------------------
                                              Increase (Decrease) Due         Increase (Decrease) Due
                                                     To Change in                     To Change in
                                            ----------------------------     -----------------------------
                                            Volume     Rate       Total      Volume      Rate       Total
                                            ------    ------     -------     ------     ------     -------
INTEREST-EARNING ASSETS:
  Investment Securities                     $ (395)   $ (21)     $ (416)     $   36     $  50      $   86
  Federal Funds Sold                           302      (27)        275         161         5         166
  Other Earning Assets                         (55)      (1)        (56)        (70)       (5)        (75)
  Loans                                      5,642      116       5,758       5,599        37       5,636
                                            ------    -----      ------      ------     -----      ------
  TOTAL INTEREST INCOME                      5,494       67       5,561       5,726        87       5,813

INTEREST-BEARING LIABILITIES:
  Money Market and NOW                         150      142         292         131       (26)        105
  Savings                                      521      181         702         216        56         272
  Time Deposits under $100,000                 767      (24)        743         946        61       1,007
  Time Deposits $100,000 or More               543       54         597         889       (20)        869
  Other                                         46      (31)         15         (53)       17         (36)
                                            ------    -----      ------      ------     -----      ------
  TOTAL INTEREST EXPENSE                     2,027      322       2,349       2,129        88       2,217
                                            ------    -----      ------      ------     -----      ------
  NET INTEREST INCOME                       $3,467    $(255)     $3,212      $3,597     $  (1)     $3,596
                                            ------    -----      ------      ------     -----      ------
                                            ------    -----      ------      ------     -----      ------


NONINTEREST INCOME

The Bank receives noninterest income from three primary sources: service charges and fees on accounts and banking services, fees and premiums generated by the Mortgage Loan Division, and fees, premiums, and servicing income generated by the SBA Loan Division.

In 1998, noninterest income was $23.4 million, an increase of $7.5 million or 47.0% compared to the 1997 amount of $15.9 million. The majority of this increase ($6.5 million) was generated by the Company's SBA and Mortgage Loan Divisions who continued to expand their operations in 1998. Included in the increase was a gain of $3.6 million from the securitization of the unguranteed portion SBA loans totaling approximately $38.1 million. By the end of 1998, these divisions had developed networks of referring brokers throughout most pacific coast states. Service charges, fees and other income increased almost $1.0 million in 1998 from a combination of increased deposit activity and income from loan referral programs

During 1997, noninterest income increased $7.1 million to $15.9 million compared to $8.8 million in 1996. The majority of this increase ($6.6 million) was again generated by the Bank's SBA and Mortgage Loan Divisions.

NONINTEREST EXPENSE

Noninterest expense reflects the costs of products and services related to systems, facilities and personnel for the Company. The major components of noninterest expense stated as a percentage of average assets are as follows:

                                             1998       1997       1996
                                            ------     ------     ------
Salaries and Employee Benefits               7.11%      6.46%      4.95%
Occupancy Expenses                            .60        .62        .74
Furniture and Equipment                       .74        .64        .53
Professional Fees and Outside Services        .65        .65        .77
OREO Expenses                                 .10        .08        .24
Commission and Loan Expenses                  .38        .29        .29
Office Expenses                               .55        .60        .59
Other                                        1.04       1.08        .93
                                            -----      -----       ----
                                            11.17%     10.42%      9.04%
                                            -----      -----       ----
                                            -----      -----       ----


Noninterest expense was $30.9 million in 1998, an increase of $8.1 million or 35.9% over the $22.8 reported in 1997. The majority of this increase ($5.6 million) was created by increased salaries and benefits generated by the SBA and Mortgage Loan Divisions. Compensation in these divisions are primarily incentive-based, therefore, significant increases in volume of loan originations, and resulting gains, result in significant increases in salaries and incentive payments. Other expense categories increased in total amount but were consistent as a percentage of total assets. Included in other in 1998 was $542,000 of acquisition related expenses.

Noninterest expenses in 1997 totaled $22.7 million, or a 61.7% increase over the 1996 amount of $14.0 million. The majority of this increase ($6.4 million) was created by increased salaries and employee benefits generated by and the Mortgage and the SBA Loan Divisions. Increases in furniture and equipment were primarily related to the costs incurred in converting to a new in-house data processing system.

INCOME TAXES

Income tax expense was $3.3, $2.9, and $1.9 million for the years ended December 31, 1998, December 31, 1997, and December 31, 1996, respectively. These expenses resulted in an effective tax rate of 44.3% in 1998, 40.8% in 1997 and 39.1% in 1996. The increase in effective rate in 1998 was due primarily to non-deductible merger expenses.

BALANCE SHEET ANALYSIS

Total assets of the Company at December 31, 1998 were $318.0 million, a $79.9 million or 33.6% increase from $238.1 million at December 31, 1997. Average assets for 1998 were $276.4 million compared to $217.9 million for 1997. The increases in shareholders' equity in 1998 and 1997 allowed the Company to aggressively expand its asset base.

During 1997, the Bank's total assets increased $54.3 million from $183.8 million at December 31, 1996 to $238.1 million at December 31, 1997.

INVESTMENT PORTFOLIO

The following table summarizes the amounts and distribution of the Company's investment securities held as of the dates indicated, and the weighted average yields as of December 31, 1998 (dollar amounts in thousands.)

                                                                                    December 31,
                                                 ---------------------------------------------------------------------------
                                                            1998                          1997                   1996
                                                 -------------------------------    ------------------    ------------------
                                                                       Weighted
                                                  Book      Market      Average      Book      Market      Book      Market
                                                  Value     Value        Yield       Value     Value       Value     Value
                                                 -------    -------    ---------    -------    -------    -------    -------
   AVAILABLE-FOR-SALE SECURITIES
U.S. GOVERNMENT AND AGENCY SECURITIES:
  Within One Year                                $    --    $    --                 $ 1,022    $ 1,025    $   638    $   635
  One to Five Years                                   --         --                     233        232      3,081      3,071
  After Ten Years                                     --         --                   1,297      1,307      1,678      1,665
                                                 -------    -------                 -------    -------    -------    -------
  Total U.S. Government and Agency Securities         --         --                   2,552      2,564      5,397      5,371

MUNICIPAL SECURITIES - FIVE TO TEN YEARS              --         --                   1,018      1,032

MUTUAL FUNDS                                       3,000      3,000       5.44%       6,059      6,016      3,622      3,524
MORTGAGE BACKED SECURITIES                         2,305      2,570       8.00%          --         --         --         --
OTHER                                                830        830       6.00%         802        802        324        324
                                                 -------    -------                 -------    -------    -------    -------
  TOTAL AVAILABLE-FOR-SALE SECURITIES            $ 6,135    $ 6,400       6.45%     $10,431    $10,414    $ 9,343    $ 9,219
                                                 -------    -------                 -------    -------    -------    -------
                                                 -------    -------                 -------    -------    -------    -------

   HELD-TO-MATURITY SECURITIES
U.S. TREASURIES:
  Within One Year                                $ 2,001    $ 2,015       5.66%     $ 1,999    $ 1,998    $   500    $   504
  One to Five Years                                  498        511       6.36%       2,499      2,505      2,797      2,789
                                                 -------    -------                 -------    -------    -------    -------
  Total U.S. Treasuries Securities                 2,499      2,526       5.80%       4,498      4,503      3,297      3,293

U.S. GOVERNMENT AND AGENCY SECURITIES:
  Within One Year                                    994      1,001       6.45%          --         --        999        987
  One to Five Years                                7,035      7,029       5.53%         998        999      2,935      2,957
  Five to Ten Years                                                                   3,968      3,990      4,197      4,191
  After Ten Years                                     --         --                   1,500      1,502         --         --
                                                 -------    -------                 -------    -------    -------    -------
  Total U.S. Government
    and Agency Securities                          8,029      8,030       5.65%       6,466      6,491      8,131      8,135

MUNICIPAL SECURITIES:
  One to Five Years                                   --         --                   1,074      1,079        844        836
  Five to Ten Years                                   --         --                     852        867      1,088      1,089
                                                 -------    -------                 -------    -------    -------    -------
  Total Municipal Securities                          --         --                   1,926      1,946      1,932      1,925

MORTGAGE BACKED SECURITIES                           316        318       5.50%          60         56         62         59
                                                 -------    -------                 -------    -------    -------    -------
  TOTAL HELD-TO-MATURITY SECURITIES              $10,844    $10,874       5.67%     $12,950    $12,996    $13,422    $13,412
                                                 -------    -------                 -------    -------    -------    -------
                                                 -------    -------                 -------    -------    -------    -------


Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes. At December 31, 1998 and 1997, the carrying values of securities pledged to secure public deposits and other purposes were $10.8 million and $5.0 million, respectively.

LOANS HELD FOR SALE

The Company originates mortgage loans and SBA loans for sale to institutional investors. Loans held for sale increased from $24.4 million at December 31, 1996, to $47.2 million at December 31, 1997 and $74.6 million at December 31, 1998. Historically, the Company sold these loans within sixty (60) days of origination, but during 1998 began to warehouse and accumulate pools of loans to take advantage of short-term fluctuations in the market.

At December 31, 1998 and 1997, the Bank was servicing approximately $164.8 million and $76.1 million, respectively, in SBA loans previously sold. In connection with a portion of these loans, the Company has capitalized approximately $2.5 million and $1.9 million in servicing assets at December 31, 1998 and 1997, respectively. Servicing assets are amortized over the estimated life of the serviced loan using a method that approximates the interest method. The Company evaluates the carrying value of the excess servicing receivables by estimating the excess future servicing income, based on management's best estimate of the remaining loan lives.

The Company has also recorded interest-only strips receivable in connection with its loan sales and securitizations. These totaled $5.9 million at December 31, 1998 and $644,000 at December 31, 1997.

See also Note C in the Consolidated Financial Statements for additional information on loans held for sale.

LOAN PORTFOLIO

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

                                                   December 31,

                                         1998         1997         1996         1995         1994
                                       --------     --------     --------     --------     --------
LOANS
  Commercial                           $ 56,244     $ 36,359     $ 24,512     $ 13,706     $ 15,341
  Real Estate - Construction              4,411        2,867        4,149        3,478        4,700
  Real Estate - Other                    82,235       84,792       71,799       46,885       44,134
  Consumer                               22,309       14,984        5,559        3,910        3,950
                                       --------     --------     --------     --------     --------
    Total Loans                         165,199      139,002      106,019       67,979       68,125
  Net Deferred Loan Costs (Fees)          1,255          471          173         (102)        (159)
  Allowance for Loan Losses              (2,300)      (1,923)      (1,616)      (1,047)        (960)
                                       --------     --------     --------     --------     --------
    Net Loans                          $164,154     $137,550     $104,576     $ 66,830     $ 67,006
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------
COMMITMENTS
  Standby Letters of Credit            $    360     $    371     $    203     $    398     $    474
  Undisbursed Loans and
    Commitments to Grant Loans           21,627       18,521       14,843       10,014        9,445
                                       --------     --------     --------     --------     --------
      Total Commitments                $ 21,987     $ 18,892     $ 15,046     $ 10,412     $  9,919
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------


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

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing distribution of the variable rate portion of the loan portfolio, including loans held for sale, at December 31, 1998

                  Over
                3 Months      Due after        Due after
 3 Months       through      one year to     three years to     Due after
 or Less       12 months     three years       five years       five years      Total
----------     ---------     -----------     --------------     ----------     ---------

 $ 101,637     $ 52,839       $ 15,364          $ 27,476         $ 40,674      $ 237,990
 ---------     --------       --------          --------         --------
 ---------     --------       --------          --------         --------

                           Loans on Non-Accrual                                    1,807
                                                                               ---------
                           Total Loans, including Loans Held for Sale          $ 239,797
                                                                               ---------
                                                                               ---------


NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated (dollar amounts in thousands):

                                                            For the Year Ended December 31,
                                                 ----------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                 --------   --------   --------   --------   --------
Loans 90 Days Past Due and Still Accruing        $   223    $    --    $   122    $   149    $    --
Nonaccrual Loans                                   1,807      1,279      1,096      1,195      1,128
                                                 --------   --------   --------   --------   --------
Total Nonperforming Loans                          2,030      1,279      1,218      1,344      1,128

Other Real Estate Owned                              971        924      1,661        930      1,734
                                                 --------   --------   --------   --------   --------

Total Nonperforming Assets                       $ 3,001    $ 2,203    $ 2,879    $ 2,274    $ 2,862
                                                 --------   --------   --------   --------   --------
                                                 --------   --------   --------   --------   --------
Nonperforming Loans as a
  Percentage of Total Loans                        1.23%      0.92%      1.15%      1.98%      1.66%
Allowance for Loan Loss as a
  Percentage of Nonperforming Loans              113.30%    150.35%    132.68%     77.90%     85.11%
Nonperforming Assets as a
  Percentage of Total Assets                       0.94%      0.93%      1.57%      1.81%      2.44%


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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in Company's loans. The provision for loan losses was $755,000 in 1998 compared to $778,000 in 1997 and $364,000 in 1996.

The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

                                                                 For the Year Ended December 31,
                                                 ------------------------------------------------------------
                                                   1998         1997         1996         1995         1994
                                                 --------     --------     --------     --------     --------
OUTSTANDING LOANS:
  Average for the Year                           $209,080     $155,588     $102,145     $ 68,052     $ 74,101
  End of the Year                                $165,199     $139,002     $106,019     $ 67,979     $ 68,125
ALLOWANCE FOR LOAN LOSSES:
Balance at Beginning of Year                     $  1,923     $  1,616     $  1,047     $    960     $  1,233
Actual Charge-Offs:
  Commercial                                          175          486          318          133          426
  Consumer                                            252           29           21           24           45
  Real Estate                                         101           20          192          162          503
                                                 --------     --------     --------     --------     --------
Total Charge-Offs                                     528          535          531          319          974
Less Recoveries:
  Commercial                                          140           33           19           18           80
  Consumer                                              7            7           11            3            6
  Real Estate                                           3           24            6          123            1
                                                 --------     --------     --------     --------     --------
Total Recoveries                                      150           64           36          144           87
                                                 --------     --------     --------     --------     --------
Net Loans Charged-Off                                 378          471          495          175          887
Provision for Loan Losses                             755          778          364          262          614
Allowance on Loans Acquired from BOW                   --           --          700           --           --
                                                 --------     --------     --------     --------     --------
Balance at End of Year                           $  2,300     $  1,923     $  1,616     $  1,047     $    960
                                                 --------     --------     --------     --------     --------
                                                 --------     --------     --------     --------     --------
RATIOS:
  Net Loans Charged-Off to Average Loans            0.18%        0.30%        0.48%        0.26%        1.20%
  Allowance for Loan Losses to Total Loans          1.39%        1.38%        1.87%        1.54%        1.41%
  Net Loans Charged-Off to Beginning
    Allowance for Loan Losses                      19.66%       29.15%       47.28%       18.23%       71.94%
  Net Loans Charged-Off to Provision
    for Loan Losses                                50.07%       60.54%      135.99%       66.79%      144.46%
  Allowance for Loan Losses to
    Nonperforming Loans                           113.30%      150.35%      132.68%       77.90%       85.11%


Management believes that the allowance for loan losses is adequate. Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. These systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

A key element of our methodology is the credit classification process. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, management considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

                December 31, 1998   December 31, 1997   December 31, 1996   December 31, 1995   December 31, 1994
                -----------------   -----------------   -----------------   -----------------   -----------------
                           Loan                Loan               Loan                 Loan                Loan
                Amount    Percent   Amount    Percent   Amount   Percent    Amount    Percent    Amount   Percent
                ------    -------   ------    -------   ------   -------    ------    -------    ------   -------
Commercial      $  854      34.1%   $  657       26.2%  $  806     23.1%    $  522      20.2%    $  479     22.5%
Construction       100       2.7%       33        2.1%      65      3.9%        42       5.1%        39      6.9%
Real Estate      1,049      49.8%      873       61.0%     569     67.7%       368      69.0%       337     64.8%
Consumer            55      13.5%      139       10.8%      50      5.2%        32       5.8%        29      5.8%
Unallocated        242      n/a        221       n/a       126     n/a          83      n/a          76     n/a
                ------    -------   ------    -------   ------   -------    ------    -------    ------   -------
                $2,300     100.0%   $1,923      100.0%  $1,616    100.0%    $1,047     100.0%    $  960    100.0%
                ------    -------   ------    -------   ------   -------    ------    -------    ------   -------
                ------    -------   ------    -------   ------   -------    ------    -------    ------   -------


FUNDING

Deposits are the Company's primary source of funds. At December 31, 1998, the Company had a deposit mix of 55.3% in time and savings deposits, 20.4% in money market and NOW deposits, and 24.3% in noninterest-bearing demand deposits. The Company's net interest income is enhanced by its percentage of noninterest-bearing deposits.

The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

                                                                          December 31,
                                            -------------------------------------------------------------------------
                                                     1998                     1997                      1996
                                            ---------------------     ---------------------     ---------------------
                                             Average      Average      Average      Average      Average      Average
                                             Balance       Rate        Balance       Rate        Balance        Rate
                                            ---------     -------     ---------     -------     ---------     -------
Money Market and NOW Accounts               $  53,640      3.01%      $  48,414       2.73%     $  43,596       2.51%
Savings Deposits                               39,308      4.13%         26,164       3.52%        19,927       3.25%
TCD Less than $100,000                         51,997      5.43%         37,866       5.49%        20,590       5.21%
TCD $100,000 or More                           38,120      5.92%         28,923       5.74%        13,443       5.89%
                                            ---------                 ---------                 ---------
Total Interest-Bearing Deposits               183,065      4.54%        141,367       4.23%        97,556     100.00%
Noninterest-Bearing Demand Deposits            62,771       n/a          51,664        n/a         39,813        n/a
                                            ---------                 ---------                 ---------
Total Average Deposits                      $ 245,836      3.38%      $ 193,031       3.10%     $ 137,369       2.71%
                                            ---------                 ---------                 ---------
                                            ---------                 ---------                 ---------


The scheduled maturity distribution of the Bank's time deposits of $100,000 or greater, as of December 31, 1998, were as follows (dollar amounts in thousands):

Three Months or Less                   $ 15,896
Over Three Months to One Year            16,655
Over One Year to Five Years               6,685
                                       --------
                                       $ 39,236
                                       --------
                                       --------


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

The table below sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, except for loans held for sale which the Company classifies as highly liquid based on historical sale patterns (dollar amounts in thousands):

                                                                    After       After One
                                                      Within     Three Months   Year But
                                                       Three      But Within      Within       After
                                                       Months      One Year     Five Years   Five Years     Total
                                                      --------   ------------   ----------   ----------   ---------
INTEREST-EARNING ASSETS:
  Federal Funds Sold                                  $ 18,700     $     --      $     --     $     --    $ 18,700
  Investment Securities                                  3,830        2,995         7,533        2,886      17,244
  Gross Loans                                          103,444       52,839        42,840       40,674     239,797
                                                      --------     --------      --------     --------    --------
                                                      $125,974     $ 55,834      $ 50,373     $ 43,560    $275,741
                                                      --------     --------      --------     --------    --------
                                                      --------     --------      --------     --------    --------
INTEREST-BEARING LIABILITIES:
  Money Market and NOW Deposits                       $ 58,740     $     --      $     --     $     --    $ 58,740
  Savings                                               70,838                                              70,838
  Time Deposits                                         37,743       39,909        10,383           --      88,035
  Other Borrowings                                          --           --            --           --          --
                                                      --------     --------      --------     --------    --------
                                                      $167,321     $ 39,909      $ 10,383     $     --    $217,613
                                                      --------     --------      --------     --------    --------
                                                      --------     --------      --------     --------    --------
  Interest Rate Sensitivity Gap                       $(41,347)    $ 15,925      $ 39,990     $ 43,560    $ 58,128
  Cumulative Interest Rate Sensitivity Gap            $(41,347)    $(25,422)     $ 14,568     $ 58,128

  Ratios Based on Total Assets:
    Interest Rate Sensitivity Gap                      (13.00%)       5.01%        12.57%       13.70%      18.28%
    Cumulative Interest Rate Sensitivity Gap           (13.00%)      (7.99%)        4.58%       18.28%


Liquidity refers to the Company's ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan clients and withdrawals from deposit accounts.

CAPITAL RESOURCES

Shareholders' equity at December 31, 1998 was $26.9, an increase of $4.3 million or 19.2% over $22.6 million at December 31, 1997. Average shareholders' equity for 1998 was $24.2 million compared to $20.7 million in 1997.

Shareholders' equity averaged $20.7 million in 1997, an increase of $5.7 million or 383% compared to 1996. At December 31, 1997, shareholders' equity amounted to $22.6 million, an increase of $3.2 million or 16.0% over the prior year.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. At December 31, 1998, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC. The Bank's risk-based capital ratios, shown below as of December 31, 1998, have been computed in accordance with regulatory accounting policies (The Company's capital ratios are comparable to the Bank's).

                                     Minimum
                                   Requirements          Bank
                                   -------------        ------
   Tier 1 Capital                      4.0%             10.00%
   Total Capital                       8.0%             10.94%
   Leverage Ratio                      4.0%              7.95%


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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank's financial statements.

YEAR 2000 ISSUES

                                     OVERVIEW

The Year 2000 issue is the result of computer programs being written using two digits rather that four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than the year 2000.

This could result in a system failure or other disruption of operations and impede normal business activities. In June 1996, the Federal Financial Institutions Examination Council ("FFIEC") alerted the banking industry of the serious challenges that would be encountered with Year 2000 issues. The FDIC has also implemented a plan to require compliance with Year 2000 issues and regularly examines out progress.

STATE OF READINESS

In accordance with FDIC guidelines, the Company developed a comprehensive plan which management believes will result in timely and adequate modifications of Company's systems and technology to address Year 2000 issues, which contemplates all system conversions and testing to be substantially completed by December 31, 1999. Management has completed a top-down assessment of all mission-critical and other systems for Year 2000 compliance and are currently in the third and fourth of the five phases for compliance, "renovation and validation", as defined by the FFIEC. Management has also tested non-information technology systems, such as microprocessors controlling environmental and alarm systems, and found them to be Year 2000 compliant.

To determine the readiness of the Company's clients, management sent a questionnaire to, and received responses from, significant borrowers and depositors to determine the extent of risk created by any failure by them to remediate their own Year 2000 issues. Each borrower and depositor is categorized according to their state of readiness based on their response to the questionnaire and a review of the client. The Company has also taken steps to ensure liquidity for depositors with high Year 2000 risks. Re-assessment of each client's risk will be made on a regular basis.

To determine the readiness of the Company's vendors, letters were sent to each vendor inquiring about their compliance with Year 2000. For those vendors that have responded that they are Year 2000 compliant and that were determined to not have a material impact on the Bank's operations, no further work is performed. For those vendors that have responded they are working towards Year 2000 compliance and that are determined to be significant, including mission critical vendors, the Company will follow up on a regular basis through 1999. These vendors have advised the Company that they expect to be Year 2000 compliant prior to December 31, 1999. If those vendors do not demonstrate compliance by a certain date, the Company will seek other alternatives in accordance with its contingency plan, which may include seeking replacement vendors.

COSTS AND RISKS

A few computer hardware and software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. The Company has spent approximately $20,000 as of December 31, 1998 to address Year 2000 issues and estimate total costs over the two year period 1999-2000 to be approximately $119,000, which will come from general funds. None of these costs, however, are expected to materially impact the Company's result of operations in any one reporting period.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data, receive data, or whose financial condition or operational capability is important to the Company, such as suppliers or clients. At worst, clients and vendors will face severe Year 2000 issues, which may cause borrowers to become unable to service their loans. The Company may also be required to replace non-compliant vendors with more expensive Year 2000-compliant vendors. At this time management cannot determine the financial effect if significant client and/or vendor remediation efforts are not resolved in a timely manner.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Independent Auditors' Report                                               36

Consolidated Balance Sheets at December 31, 1998 and 1997           37 and 38

Consolidated Statements of Income for each of the Years
  in the Three-Year Period Ended December 31, 1998                         39

Consolidated Statements of Shareholders' Equity for each of
  the Years in the Three-Year Period Ended December 31, 1998               40

Consolidated Statements of Cash Flows for each of the Years
  in the Three-Year Period Ended December 31, 1998                         41

Notes to Financial Statements                                   42 through 68


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes hereto.

To the Board of Directors and Shareholders of BYL Bancorp and Subsidiary


                         INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of BYL Bancorp and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of BYL Bancorp and DNB Financial on May 29,1998, in a transaction accounted for as a pooling of interest, as discussed in Note Q.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BYL Bancorp and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       VAVRINEK, TRINE, DAY & CO., LLP


January 21, 1999
Laguna Hills, California

                          BYL BANCORP AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1998 AND 1997
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                             1998         1997
                                                           --------     --------
ASSETS

Cash and Due from Banks                                    $ 14,214     $ 11,893
Federal Funds Sold                                           18,700           --
                                                           --------     --------
                  TOTAL CASH AND CASH EQUIVALENTS            32,914       11,893

Interest-Bearing Deposits                                        --        3,419

Investment Securities
  Available for Sale                                          6,400       10,414
  Held to Maturity                                           10,844       12,950
                                                           --------     --------
                      TOTAL INVESTMENT SECURITIES            17,244       23,364
Loans Held for Sale                                          74,598       47,150

Loans
  Commercial                                                 56,244       36,359
  Real Estate                                                86,646       87,659
  Consumer                                                   22,309       14,984
                                                           --------     --------
                                      TOTAL LOANS           165,199      139,002
  Net Deferred Loan Costs                                     1,255          471
  Allowance for Credit Losses                                (2,300)      (1,923)
                                                           --------     --------
                                        NET LOANS           164,154      137,550

Premises and Equipment                                        6,082        5,205
Other Real Estate Owned                                         971          924
Cash Surrender Value of Life Insurance                        1,374          906
Deferred Tax Assets                                           1,843        1,762
Goodwill                                                      1,445        1,545
Interest-Only Strips Receivable and Servicing Assets          9,025        2,564
Accrued Interest and Other Assets                             8,363        1,804
                                                           --------     --------
                                                           $318,013     $238,086
                                                           --------     --------
                                                           --------     --------


The accompanying notes are an integral part of these consolidated financial statements.

                              BYL BANCORP AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1998 AND 1997
                            (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 1998                    1997
                                                                            ----------------        ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                     $  69,863              $  56,143
   Money Market and NOW                                                              58,470                 48,174
   Savings                                                                           70,838                 27,403
   Time Deposits Under $100,000                                                      48,799                 42,494
   Time Deposits $100,000 and Over                                                   39,236                 33,721
                                                                            ----------------        ---------------
                                                    TOTAL DEPOSITS                  287,206                207,935


Federal Funds Purchased                                                                   -                  1,000

Federal Home Loan Bank Advances                                                           -                  3,000

Accrued Interest and Other Liabilities                                                3,925                  3,601
                                                                            ----------------        ---------------
                                                 TOTAL LIABILITIES                  291,131                215,536


Commitments and Contingencies - Note K

Shareholders' Equity

   Preferred Shares - Authorized 25,000,000
      Shares; None Outstanding

   Common Shares - Authorized 50,000,000
      Shares;  Issued and Outstanding 2,531,302

      Shares in 1998 and 2,503,171 Shares in 1997                                    12,760                 12,622

   Retained Earnings                                                                 13,602                  9,955

   Accumulated Other Comprehensive Income                                               520                    (27)
                                                                            ----------------        ---------------
                                        TOTAL SHAREHOLDERS' EQUITY                   26,882                 22,550
                                                                            ----------------        ---------------

                                                                                  $ 318,013              $ 238,086
                                                                            ----------------        ---------------
                                                                            ----------------        ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                              BYL BANCORP AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER
                                      SHARE DATA)

                                                                  1998               1997               1996
                                                             ---------------     --------------     --------------
INTEREST INCOME

   Interest and Fees on Loans                                    $   22,057         $   16,299         $   10,663

   Interest on Investment Securities                                  1,119              1,535              1,449

   Other Interest Income                                                840                621                530
                                                             ---------------     --------------     --------------
                                TOTAL INTEREST INCOME                24,016             18,455             12,642


INTEREST EXPENSE

   Interest on Money Market and NOW                                   1,613              1,321              1,216

   Interest on Savings Deposits                                       1,622                920                648

   Interest on Time Deposits                                          5,081              3,741              1,865

   Interest on Other Borrowings                                          90                 75                111
                                                             ---------------     --------------     --------------
                               TOTAL INTEREST EXPENSE                 8,406              6,057              3,840
                                                             ---------------     --------------     --------------


                                  NET INTEREST INCOME                15,610             12,398              8,802

Provision for Credit Losses                                             755                778                364
                                                             ---------------     --------------     --------------
                            NET INTEREST INCOME AFTER
                          PROVISION FOR CREDIT LOSSES                14,855             11,620              8,438


NONINTEREST INCOME

   Net Servicing and Interest-Only Strip Income                         662                689                350

   Net Gain on Sale and Securitization of Loans                      19,724             13,150              6,510

   Service Charges, Fees, and Other Income                            3,022              2,081              1,892
                                                             ---------------     --------------     --------------

                                                                     23,408             15,920              8,752
                                                             ---------------     --------------     --------------

                                                                     38,263             27,540             17,190
NONINTEREST EXPENSE


   Salaries and Employee Benefits                                    19,662             14,073              7,682

   Occupancy Expenses                                                 1,645              1,342              1,152

   Furniture and Equipment                                            2,032              1,388                826

   Other Expenses                                                     7,531              5,914              4,385
                                                             ---------------     --------------     --------------

                                                                     30,870             22,717             14,045
                                                             ---------------     --------------     --------------

                           INCOME BEFORE INCOME TAXES                 7,393              4,823              3,145

Income Taxes                                                          3,277              1,968              1,229
                                                             ---------------     --------------     --------------

                                           NET INCOME             $   4,116          $   2,855          $   1,916
                                                             ---------------     --------------     --------------
                                                             ---------------     --------------     --------------
Per Share Data

   Net Income - Basic                                             $    1.63          $    1.19          $    0.98
   Net Income - Diluted                                           $    1.55          $    1.12          $    0.95


The accompanying notes are an integral part of these consolidated financial statements.

                              BYL BANCORP AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CHANGES IN
                                SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (DOLLAR AMOUNTS IN THOUSANDS)




                                                      Common Shares                                       Accumulated
                                                 ----------------------                                       Other
                                                 Number of                 Comprehensive     Retained     Comprehensive
                                                   Shares       Amount         Income        Earnings        Income
                                                 ---------     --------    -------------     --------     -------------
BALANCE AT JANUARY 1, 1996                       1,332,040     $  4,218                      $  6,033        $   20

COMPREHENSIVE INCOME:
  Net Income                                                                 $  1,916           1,916
  Other Comprehensive Income - Unrealized
    Loss on Available-for-Sale Securities,
    Net of Taxes of $24                                                          (133)                         (133)
                                                                             --------
      TOTAL COMPREHENSIVE INCOME                                             $  1,783
                                                                             --------
                                                                             --------

Preferred Dividends                                                                              (159)
Redemption of Preferred Stock                                                                     (20)
Issuance of Common Shares,
  Net of Expenses of $1,096,145                  1,073,333        7,759
Dividends on Common                                                                              (168)
Common Stock Retired                                (9,570)         (55)
Exercise of Stock Options                            4,116           23
                                                 ---------     --------                      --------        ------
BALANCE AT DECEMBER 31, 1996                     2,399,919       11,945                         7,602          (113)

COMPREHENSIVE INCOME:
  Net Income                                                                 $  2,855           2,855
  Other Comprehensive Income - Unrealized
    Gain on Available-for-Sale Securities,
    Net of Taxes of $21                                                            86                            86
                                                                             --------
     TOTAL COMPREHENSIVE INCOME                                              $  2,941
                                                                             --------
                                                                             --------
Dividends on Common                                                                              (502)
Common Stock Retired                                  (823)          (6)
Exercise of Stock Options, Including Tax
  Benefit of $91                                   104,075          683
                                                 ---------     --------                      --------        ------
BALANCE AT DECEMBER 31, 1997                     2,503,171       12,622                         9,955           (27)

COMPREHENSIVE INCOME:
  Net Income                                                                 $  4,116           4,116
  Other Comprehensive Income - Unrealized
    Gain on Available-for-Sale Securities,
    Net of Taxes of $116                                                          183                           183
  Unrealized Gain on Interest-Only
    Strips Net of Taxes of $256                                                   364                           364
                                                                             --------
      TOTAL COMPREHENSIVE INCOME                                             $  4,663
                                                                             --------
                                                                             --------
Fractional Shares from Merger with DNB                                                             (2)
Cash Dividends                                                                                   (467)
Exercise of Stock Options                           28,131          138
                                                 ---------     --------                      --------        ------
BALANCE AT DECEMBER 31, 1998                     2,531,302     $ 12,760                      $ 13,602        $  520
                                                 ---------     --------                      --------        ------
                                                 ---------     --------                      --------        ------


The accompanying notes are an integral part of these consolidated financial statements.

                             BYL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                                             1998          1997           1996
                                                                          ----------    ----------     ----------
OPERATING ACTIVITIES
   Net Income                                                             $    4,116    $    2,855     $    1,916
   Adjustments to Reconcile Net Income
     to Net Cash Provided (Used) by Operating Activities:
       Depreciation and Amortization                                           1,920         1,013            517
       Deferred Income Taxes                                                    (496)         (911)          (237)
       Loans Originated for Sale                                            (336,685)     (225,800)      (114,260)
       Proceeds from Loan Sales                                              319,630       216,434        106,082
       Gain on Sale of Loans                                                 (19,724)      (13,150)        (6,510)
       Provision for Credit Losses                                               755           778            364
       Other Real Estate Owned Losses                                            220            53            220
       Other Items - Net                                                      (5,784)        2,616            917
                                                                          ----------    ----------     ----------
                                                        NET CASH USED
                                              BY OPERATING ACTIVITIES        (36,048)      (16,112)       (10,991)
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits                                     3,419           685          1,769
   Purchases of Available-for-Sale Securities                                 (1,894)       (5,864)       (26,314)
   Purchases of Held-to-Maturity Securities                                  (10,551)       97,902)        (3,391)
   Proceeds from Maturities and Sale of Available-for-Sale Securities         18,683         4,787         29,400
   Proceeds from Maturities of Held-to-Maturity Securities                     2,663         8,407          6,647
   Net Change in Loans                                                       (28,838)      (35,866)        (5,879)
   Proceeds from Sales of Other Real Estate Owned                              1,212           885            321
   Net Cash Received from Purchase of Bank of Westminster                         --            --          4,618
   Purchases of Premises and Equipment                                        (2,184)       (1,885)          (579)
   Proceeds from Sale of Premises and Equipment                                   82             3             35
                                                                          ----------    ----------     ----------
                                             NET CASH PROVIDED (USED)
                                              BY INVESTING ACTIVITIES        (17,408)      (36,750)         6,627
FINANCING ACTIVITIES
   Net Change in Demand Deposits and Savings Accounts                         67,451        14,568         (6,340)
   Net Change in Time Deposits                                                11,820        31,310          5,382
   Net Change Short-Term Borrowings                                           (4,000)        3,500            500
   Reductions in Long-Term Debt                                                 (465)          (58)           (58)
   Proceeds from Exercise of Stock Options                                       138           592             23
   Proceeds from Stock Offering                                                   --            --          7,759
   Redemption of Common and Preferred Stock                                       --        (1,075)            (6)
   Dividends Paid                                                               (467)         (502)          (327)
                                                                          ----------    ----------     ----------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES         74,477        49,404          5,864
                                               INCREASE (DECREASE) IN     ----------    ----------     ----------
                                            CASH AND CASH EQUIVALENTS         21,021        (3,458)         1,500
Cash and Cash Equivalents at Beginning of Year                                11,893        15,351         13,851
                                                                          ----------    ----------     ----------
                                            CASH AND CASH EQUIVALENTS
                                                       AT END OF YEAR     $   32,914    $   11,893     $   15,351
                                                                          ----------    ----------     ----------
                                                                          ----------    ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                          $    8,338    $    5,895     $    3,749
   Income Taxes Paid                                                      $    4,237    $    2,352     $    1,567


The accompanying notes are an integral part of these consolidated financial statements.

                             BYL BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998, 1997, AND 1996
                           (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of BYL Bancorp and its subsidiary, BYL Bank Group ("the Bank"), collectively referred to herein as the "Company".

NATURE OF OPERATIONS

The Bank operates nine retail branches in Orange and Riverside County, California. It also operates a Small Business Administration (SBA) loan department and a mortgage loan department. The Bank's primary source of revenue is providing loans to clients for both retention in the Bank's loan portfolio as well as sales to other institutional investors.

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

CASH AND DUE FROM BANKS

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVESTMENT SECURITIES

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

                             BYL BANCORP AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LOANS HELD FOR SALE

Mortgage, SBA loans and other loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" (SFAS No. 114), amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

On January 1, 1997, the Company adopted SFAS No. 125 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and dercognizes liabilities when extinguished.

                              BYL BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998, 1997, AND 1996
                           (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LOANS - CONTINUED

To calculate the gain (loss) on sale of loans, the Company's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable which are classified as interest-only strips receivable available for sale and are carried at fair value.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). The company performs quarterly detailed reviews to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. This systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, management considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

MORTGAGE BANKING ACTIVITIES

The Company originates and sells residential mortgage loans to a variety of secondary market investors, including the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and others. Gains and losses on the sale of mortgage loans are recognized upon delivery based on the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. The Company sells the servicing for such loans to the purchaser of the loans. The Company recognizes the gain or loss on servicing sold when all risks and rewards of ownership have transferred.

                           BYL BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996
                       (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

MORTGAGE BANKING ACTIVITIES - CONTINUED

Mortgage loans held for sale are stated at the lower of cost or market as determined by the outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis. Valuation adjustments are charged against noninterest income.

Forward commitments to sell, and put options on mortgage-backed securities are used to reduce interest rate risk on a portion of loans held for sale and anticipated loan fundings. The resulting gains and losses on forward commitments are deferred and included in the carrying values of loans held for sale. Premiums on put options are capitalized and amortized over the option period. Gains and losses on forward commitments and put options deferred against loans held for sale approximately offset equivalent amounts of unrecognized gains and losses on the related loans. Forward commitments to sell and put options on mortgage-backed securities that hedge anticipated loan funding are not reflected in the consolidated statement of financial condition. Gains and losses on these instruments are not recognized until the actual sale of the loans held for sale. Loans generally fund in 10 to 30 days from the date of commitment.

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

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over seven years. Goodwill and other intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value.

                           BYL BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.

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

                          BYL BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998, 1997, AND 1996
                       (DOLLAR AMOUNTS IN THOUSANDS)


NOTE A - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES - CONTINUED

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note I.

CURRENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank' s financial statements.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' presentations to conform to the current year. These classifications are of a normal recurring nature.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                        (DOLLAR AMOUNTS IN THOUSANDS)

NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                                 Gross           Gross
                                                 Amortized     Unrealized     Unrealized
                                                   Cost          Gains          (Losses)      Fair Value
                                                 ---------     ----------     -----------     ----------
AVAILABLE-FOR-SALE SECURITIES:
  DECEMBER 31, 1998:
    Investment in Mutual funds                   $  3,000        $  --           $  --        $  3,000
    Mortgage-Backed Securities                      2,305          265                           2,570
    Other                                             830           --              --             830
                                                 --------        -----           -----        --------
                                                 $  6,135        $ 265           $  --        $  6,400
                                                 --------        -----           -----        --------
                                                 --------        -----           -----        --------
  DECEMBER 31, 1997:
    U.S. Government and Agency Securities        $  2,552        $  14           $  (2)       $  2,564
    Municipal Securities                            1,018           14              --           1,032
    Investment in Mutual funds                      6,059           --             (43)          6,016
    Other                                             802           --              --             802
                                                 --------        -----           -----        --------
                                                 $ 10,431        $  28           $ (45)       $ 10,414
                                                 --------        -----           -----        --------
                                                 --------        -----           -----        --------
HELD-TO-MATURITY SECURITIES:
  DECEMBER 31, 1998:
    U.S. Treasury                                $ 2,499         $  27           $  --        $  2,526
    U.S. Government and Agency Securities          8,029             7              (6)          8,030
    Mortgage-Backed Securities                       316             2              --             318
                                                 --------        -----           -----        --------
                                                 $ 10,844        $  36           $  (6)       $ 10,874
                                                 --------        -----           -----        --------
                                                 --------        -----           -----        --------
  DECEMBER 31, 1997:
    U.S. Treasury                                $ 4,498         $   7           $  (2)       $  4,503
    U.S. Government and Agency Securities          6,466            25              --           6,491
    Municipal Securities                           1,926            20              --           1,946
    Mortgage-Backed Securities                      60              --              (6)             56
                                                 --------        -----           -----        --------
                                                 $ 12,950        $  52           $  (8)       $ 12,996
                                                 --------        -----           -----        --------
                                                 --------        -----           -----        --------


The gross unrealized gain of $265 on available-for-sale securities is included in accumulated other comprehensive income at December 31, 1998, net of taxes of $109.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

NOTE B - INVESTMENT SECURITIES - CONTINUED

During 1998, the Company received $1,504 in proceeds and recorded a loss of $39 from the sale of investment securities. The Company did not sell any investment securities for the years ended December 31, 1997, and 1996.

Investment securities carried at approximately $10,843 and $5,007 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and other purposes as required by law.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 1998, were as follows:

                                        AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                       ---------------------     ---------------------
                                       Amortized     Fair        Amortized     Fair
                                          Cost       Value          Cost       Value
                                       ---------     -------     ---------    --------
Due In One Year or Less                $  3,000      $ 3,000     $  2,995     $  3,016
Due from One to Five Years                   --           --        7,533        7,540
Mortgage-Backed Securities                2,305        2,570          316          318
Other                                       830          830           --           --
                                       ---------     -------     --------     --------
                                       $  6,135      $ 6,400     $ 10,844     $ 10,874
                                       ---------     -------     --------     --------
                                       ---------     -------     --------     --------


NOTE C - LOANS HELD FOR SALE

The Bank originates auto, mortgage and SBA loans for sale to institutional investors. A substantial portion of the Bank's revenues are from origination of loans guaranteed by the Small Business Administration under its Section 7 program and sale of the guaranteed portions of those loans. Funding for the
Section 7 program depends on annual appropriations by the U.S. Congress.

At December 31, 1998 and 1997, the Bank was servicing approximately $164,764 and $76,085, respectively, in SBA loans previously sold.

Prior to January 1, 1997, the Company's excess servicing fees were recorded as excess servicing assets which were amortized over the estimated life of the related loans. Effective January 1, 1997, under provisions of SFAS 125, excess servicing assets on loans sold prior to January 1, 1997 were reclassified to interest-only strips receivable and to servicing assets. These assets are amortized as an offset to loan servicing income and I/O strip income over the estimated life of the related loans.

                            BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

NOTE C - LOANS HELD FOR SALE - CONTINUED

A summary of the changes in the servicing assets and interest-only strips receivable was as follows:

                                                              Servicing Assets
                                                      --------------------------------
                                                        1998        1997        1996
                                                      --------    --------    --------
Balance at Beginning of Year                          $ 1,920     $ 1,249     $   632
Transfer to Interest-Only Strips Receivable                --        (312)         --
Increase from Loan Sales                                  968       1,057         844
Amortization and Prepayments Charged to Income           (409)        (74)       (227)
                                                      --------    --------    --------
Balance at End of Year                                $ 2,479     $ 1,920     $ 1,249
                                                      --------    --------    --------
                                                      --------    --------    --------

                                                      Interest-Only Strips Receivable
                                                      --------------------------------
                                                        1998        1997        1996
                                                      --------    --------    --------
Balance at Beginning of Year                          $   644     $    --     $    --
Transfer from Servicing Assets                             --         312          --
Increase from Loan Sales                                5,437         353          --
Amortization and Prepayments Charged to Income           (155)        (21)         --
                                                      --------    --------    --------
Balance at End of Year                                $ 5,926     $   644     $    --
                                                      --------    --------    --------
                                                      --------    --------    --------
Unrecognized Gain at End of Year                      $   620     $    --     $    --


The unrecognized gain on interest-only strips receivable of $620 is included in accumulated other comprehensive income at December 31, 1998, net of taxes of $256.

The estimated fair value of the servicing assets was approximately $2,500 at December 31, 1998. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A direct write down is recorded where the fair value is below the carrying amount of a specific servicing asset.

                             BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998, 1997, AND 1996
                           (DOLLAR AMOUNTS IN THOUSANDS)

NOTE D - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within Orange and Riverside County in Southern California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for credit losses as of December 31 follows:

                                                              1998         1997         1996
                                                            --------     --------     --------
Balance at Beginning of Year                                $ 1,923      $ 1,616      $ 1,047
Additions to the Allowance Charged to Expense                   755          778          364
Recoveries on Loans Charged Off                                 150           64           36
Allowance on Loans Acquired from Bank of Westminster             --           --          700
                                                            --------     --------     --------
                                                              2,828        2,458        2,147
Less Loans Charged Off                                         (528)        (535)        (531)
                                                            --------     --------     --------
                                                            $ 2,300      $ 1,923      $ 1,616
                                                            --------     --------     --------
                                                            --------     --------     --------


The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                              1998         1997         1996
                                                            --------     --------     --------
Recorded Investment in Impaired Loans                       $ 1,806      $ 2,325      $ 2,508
Related Allowance for Impaired Losses                       $   289      $   341      $   538
Average Recorded Investment in Impaired Loans               $ 2,102      $ 2,324      $ 2,039
Interest Income Recognized from Cash Payments               $    --      $   103      $    19


Loans having carrying values of $1,479, $336 and $995 were transferred to other real estate owned in 1998, 1997 and 1996, respectively.

                           BYL BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996
                        (DOLLAR AMOUNTS IN THOUSANDS)

NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                                              1998         1997
                                                            --------     --------
Land                                                        $    943     $    943
Buildings                                                      2,039        2,068
Leasehold Improvements                                         1,380        1,130
Furniture, Fixtures, and Equipment                             5,739        5,214
                                                            --------     --------
                                                              10,101        9,355
Less Accumulated Depreciation and Amortization                (4,019)      (4,150)
                                                            --------     --------
                                                            $  6,082     $  5,205
                                                            --------     --------
                                                            --------     --------


NOTE F - DEPOSITS

At December 31, 1998, the scheduled maturities of time deposits are as follows:

1999                         $ 77,652
2000 through 2002              10,331
After 2002                         52
                             --------
                             $ 88,035
                             --------
                             --------


                            BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

NOTE G - OTHER EXPENSES

A summary of other expenses for the years ended December 31 is as follows:

                                                              1998         1997         1996
                                                            --------     --------     --------
Regulatory Assessments                                      $    58      $    79      $    59
Other Real Estate Owned                                         288          185          375
Commissions                                                      13          278          200
Professional Fees and Outside Services                        1,792        1,406        1,198
Loan Expenses                                                 1,047          511          247
Office Expenses                                               1,527        1,303          910
Merger Related Expenses                                         542           --           --
Other                                                         2,264        2,152        1,396
                                                            -------      -------      -------
                                                            $ 7,531      $ 5,914      $ 4,385
                                                            -------      -------      -------
                                                            -------      -------      -------


NOTE H - INCOME TAXES

The provisions for income taxes included in the statements of income consist of the following:

                          1998         1997         1996
                        --------     --------     --------
Current:
  Federal               $  2,723     $  2,176     $  1,072
  State                    1,050          704          394
                        --------     --------     --------
                           3,773        2,880        1,466
Deferred                    (496)        (912)        (237)
                        --------     --------     --------
                        $  3,277     $  1,968     $  1,229
                        --------     --------     --------
                        --------     --------     --------


Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company's principal differences are from loan loss provision accounting, loan sales, and depreciation differences.

                           BYL BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996
                        (DOLLAR AMOUNTS IN THOUSANDS)

NOTE H - INCOME TAXES - CONTINUED

The following is a summary of the components of the deferred tax asset account recognized in the accompanying consolidated balance sheets:

                                                        1998         1997
                                                      --------     --------
Deferred Tax Assets:
  Allowance for Loan Losses                           $   510      $   395
  Other Real Estate Writedowns                            222          155
  Gain on Sale of Loans                                 1,196        1,169
  California Franchise Tax                                312          211
  Other Assets/Liabilities                                401          271
                                                      -------      -------
                                                        2,641        2,201
Deferred Tax Liabilities:
  Unrealized Gains on Securities and Other Assets        (365)          --
  Premises and Equipment                                 (433)        (439)
                                                      -------      -------
                                                         (798)        (439)
                                                      -------      -------
                                                      $ 1,843      $ 1,762
                                                      -------      -------
                                                      -------      -------


A comparison of the federal statutory income tax rates to the Company's effective income tax rates for the years ended December 31 follows:

                                            1998                 1997                    1996
                                       ---------------     ------------------     ------------------
                                       Amount    Rate      Amount       Rate      Amount       Rate
                                       -------  ------     -------     ------     -------     ------
Federal Tax Rate                       $ 2,514   34.0%     $ 1,640      34.0%     $ 1,069      34.0%
California Franchise Taxes,
  Net of Federal Tax Benefit               536    7.3          330       6.8          222       7.1
Tax Savings from Exempt Interest           (44)  (0.6)         (79)     (1.6)         (93)     (3.0)
Merger Expenses                            222    3.0                     --           --        --                         -
Other Items - Net                           49    0.6           77       1.6           31       1.0
                                       -------  ------     -------     ------     -------     ------
Bank's Effective Rate                  $ 3,277   44.3%     $ 1,968      40.8%     $ 1,229      39.1%
                                       -------  ------     -------     ------     -------     ------
                                       -------  ------     -------     ------     -------     ------


                           BYL BANCORP AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998, 1997, AND 1996
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute EPS:

                                              1998                   1997                      1996
                                       -------------------     ----------------------     ----------------------
                                       Income     Shares       Income        Shares       Income        Shares
                                       -------  ----------     -------     ----------     -------     ----------
Net Income as Reported                 $ 4,116                 $ 2,855                    $ 1,916
Current Period Preferred
  Dividends                                 --                      --                        (29)
Weighted Average Shares
  Outstanding During the Year                    2,520,828                  2,403,103                  1,918,438
                                       -------  ----------     -------     ----------     -------     ----------
            USED IN BASIC EPS            4,116   2,520,828       2,855      2,403,103       1,887      1,918,438
Dilutive Effect of:
  Outstanding Stock Options                        135,410                    134,084                     74,104
                                       -------  ----------     -------     ----------     -------     ----------
         USED IN DILUTIVE EPS          $ 4,116   2,656,238     $ 2,855      2,537,187     $ 1,887     1,992,542
                                       -------  ----------     -------     ----------     -------     ----------
                                       -------  ----------     -------     ----------     -------     ----------


NOTE J - EMPLOYEE BENEFITS

The Company has a salary deferral 401(k) Plan that covers substantially all employees. The Bank contributed matching funds at its option, which amounted to $302 and $34 in 1998 and 1997, respectively. No contribution for matching funds was made in 1996.

The Bank has entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $3,180, payable in equal annual installments for fifteen years from the death or retirement dates of each participating officer. The obligations for these agreements are funded by single premium life insurance policies, with cash surrender values aggregating approximately $1,374, $906 and $862 at December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, 1997 and 1996, approximately $152, $97, and $48, respectively, has been accrued in conjunction with these agreements.

                          BYL BANCORP AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998, 1997, AND 1996
                       (DOLLAR AMOUNTS IN THOUSANDS)

NOTE K - COMMITMENTS AND CONTINGENCIES

The Bank has entered into various operating lease agreements, primarily covering its branch locations. These agreements expire at various times through the year 2003.

The approximate future minimum annual payments for these leases by year are as follows:

      1999         $ 1,288
      2000             889
      2001             687
      2002             500
      2003             191
Thereafter             355
                   -------
                   $ 3,910
                   -------
                   -------


The minimum rental payments shown above are given for the existing lease obligations, are not a forecast of future rental expense, and do not include sublease income.

Total rental expense included in occupancy expense and furniture and equipment expense was approximately $987 in 1998, $768 in 1997 and $772 in 1996.

The Company is involved in various litigation which has arisen in the ordinary course of its business. In the opinion of management, based upon representation of legal counsel, the disposition of such pending litigation will not have a material effect on the Bank's financial statements.

In the ordinary course of business, the Bank enters into financial commitments to meet the financing needs of its clients. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Bank's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

                             BYL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

As of December 31, 1998, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Commitments to Extend Credit           $ 21,627
Standby Letter of Credit                    360
                                       --------
                                       $ 21,987
                                       --------
                                       --------


Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Bank client to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluates each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the client. The majority of the Bank's commitments to extend credit and standby letters of credit are secured by real estate.

NOTE L - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The balance of these loans outstanding at December 31, 1998 was approximately $2,241 and approximately $1,486 at December 31, 1997.

The Bank leases its Main Riverside facility from a partnership comprised of two of its directors. The initial term of the lease started in 1982 and expires in 2002, with two successive ten year options. Monthly rental expense, currently at $14, is adjusted for cost of living increases every three years. The Bank also pays its pro-rata share of taxes and common operating expenses.

NOTE M - PREFERRED STOCK

The Bank is authorized to issue 1,000,000 shares of its preferred stock in series. The rights, preferences, privileges and restrictions of each series of preferred stock are determined upon issuance.

On July 16, 1986, the Bank issued 10,000 shares of its Series A preferred stock at a price of $100 per share for a total consideration of $1,000 to members of the Board of Directors.

During 1996 the Bank redeemed all outstanding preferred stock for $1,020.

                            BYL BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998, 1997, AND 1996
                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE N - STOCK OPTION PLAN

At December 31, 1998, the Bank has an option plan which is described below. The Bank applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

In 1997, the Company adopted an incentive stock option plan under which up to 460,519 shares of the Company's common shares may be issued to directors, officers, and key employees at not less than 100% of the fair market value at the date the options are granted.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 4.5% in 1998 and 5.8% in 1997, volatility of 28% in 1998 and 19% in 1997 and expected lives of five years. The weighted-average fair value of options granted during 1998 was $5.22 and $3.87 for 1997.

A summary of the status of the Company's fixed stock option plan as of December 31, 1998, 1997, and 1996, and changes during the years ending on those dates is presented below:

                                               1998                      1997                       1996
                                       ----------------------    ----------------------    ----------------------
                                                    Weighted                  Weighted                  Weighted
                                                     Average                   Average                   Average
                                                    Exercise                  Exercise                  Exercise
                                        Shares       Price        Shares       Price        Shares        Price
                                       --------     ---------    --------     ---------    --------     ---------
Outstanding at Beginning of Year        288,700     $  9.56       125,865     $  4.88       130,397     $  4.88
Options Granted                         152,533       17.47       179,368       12.70            --
Options Exercised                       (28,131)       4.88       (11,466)       6.40            --
Options Forfeited                            --                    (5,067)      11.79         4,532        4.88
                                       --------                  --------                  --------
Outstanding at End of Year              413,102       12.80       288,700        9.56       134,929        4.88
                                       --------                  --------                  --------
                                       --------                  --------                  --------
Options Exercisable at Year-End         203,052        9.31       171,783        7.41       129,542        4.88
Weighted-Average
  Fair Value of Options
 Granted During the Year               $   5.22                  $   3.87                     N/A


                           BYL BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE N - STOCK OPTION PLAN - CONTINUED

The following table summarizes information about fixed options outstanding at December 31, 1998:

                                  Options Outstanding                      Options Exercisable
                     ----------------------------------------------     --------------------------
                                        Weighted-         Weighted                       Weighted-
                                         Average           Average                        Average
   Exercise            Number           Remaining         Exercise        Number         Exercise
    Price            Outstanding     Contractual Life       Price       Exercisable        Price
----------------     -----------     ----------------     ---------     ------------     ---------
      $4.48             88,001          3.8 years            $4.48          88,001          $4.48
$12.00 to $13.00       172,568          8.3 years            12.71         115,051          12.71
$17.00 to $21.00       152,533         10.0 years            17.47              --
                       -------                                             -------
                       413,102          7.9 years            12.80         203,052           9.31
                       -------                                             -------
                       -------                                             -------


Had the Bank determined compensation cost based on the fair value at the grant date for its stock options under No. 123, the Bank's net income would have been reduced to the following pro forma amount:

                                    1998        1997        1996
                                  -------     -------     -------
Net Income:
  As Reported                     $ 4,116     $ 2,855     $ 1,916
  Pro Forma                       $ 3,888     $ 2,640     $ 1,916

Per Share Data:
  Net Income - Basic
    As Reported                      1.63        1.19        0.98
    Pro Forma                        1.54        1.10        0.98
  Net Income - Diluted
    As Reported                      1.55        1.12        0.96
    Pro Forma                        1.46        1.04        0.96


The information above does not include options from DNB Financial which was acquired in 1998 (see Note Q). DNB Financial had no options granted in 1998, 1997 and 1996 and therefore did not impact the pro forma data presented above. During 1997 and 1996, options previously granted equal to 92,609 shares and 4,116 shares, respectively, were exercised.

                          BYL BANCORP AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998, 1997, AND 1996
                      (DOLLAR AMOUNTS IN THOUSANDS)

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

FINANCIAL ASSETS

The carrying amounts of cash, short term investments, due from clients on acceptances, and Bank acceptances outstanding are considered to approximate fair value. Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with Banks. The fair values of investment securities, including available-for-sale, are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

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

                           BYL BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996
                        (DOLLAR AMOUNTS IN THOUSANDS)

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

OFF-BALANCE  SHEET FINANCIAL  INSTRUMENTS - CONTINUED

Forward Commitments to Sell Mortgage-Backed Securities - Fair value is based on quoted prices for financial instruments with identical or similar terms. The fair value of forward commitments to sell mortgage-backed securities is not material.

Put Options to Sell Mortgage-Backed Securities - Fair value is derived from active exchange quotations. The fair value of put options to sell mortgage-backed securities is not material.

The estimated fair value of financial instruments at December 31, 1998 and 1997 is summarized as follows:

                                                                       December 31,
                                                      -----------------------------------------------
                                                              1998                       1997
                                                      ---------------------     ---------------------
                                                      Carrying      Fair        Carrying      Fair
                                                       Value        Value        Value        Value
                                                      --------     --------     --------     --------
FINANCIAL ASSETS:
  Cash and Due From Banks                             $ 14,214     $ 14,214     $ 11,893     $ 11,893
  Federal Funds Sold                                    18,700       18,700           --           --
  Interest-Bearing Deposits                                 --           --        3,419        3,419
  Investment Securities                                 17,244       17,274       23,364       23,410
  Loans Held for Sale                                   74,598       76,836       47,150       49,290
  Loans                                                164,154      164,138      137,550      136,650
  I/O Strips Receivable and Servicing Assets             9,025        9,025        2,564        2,564
  Cash Surrender Value - Life Insurance                  1,374        1,374          906          906

FINANCIAL LIABILITIES:
  Deposits                                             287,206      287,394      207,935      207,944
  Federal Funds Purchased                                   --           --        1,000        1,000
  Federal Home Loan Bank Advances                           --           --        3,000        3,000


                          BYL BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998, 1997, AND 1996
                       (DOLLAR AMOUNTS IN THOUSANDS)

NOTE P - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

                                                                             Minimum Required Capital
                                                                      ---------------------------------------
                                                                                              To Be Well-
                                                                                              Capitalized
                                                                        For Capital          Under Prompt
                                                                         Adequacy             Corrective
                                                       Actual            Purposes             Provisions
                                                ------------------   ------------------   ------------------
                                                 Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                --------   -------   --------   -------   --------   -------
AS OF DECEMBER 31, 1998:
  Total Capital (to Risk-Weighted Assets)       $ 26,782    10.9%    $ 19,593     8.0%    $ 24,491    10.0%
  Tier 1 Capital (to Risk-Weighted Assets)      $ 24,483    10.0%    $  9,796     4.0%    $ 14,694     6.0%
  Tier 1 Capital (to Average Assets)            $ 24,483     7.9%    $ 12,314     4.0%    $ 15,392     5.0%

AS OF DECEMBER 31, 1997:
  Total Capital (to Risk-Weighted Assets)       $ 20,811    11.5%    $ 14,475     8.0%    $ 18,094    10.0%
  Tier 1 Capital (to Risk-Weighted Assets)      $ 18,887    10.5%     $ 7,238     4.0%    $ 10,856     6.0%
  Tier 1 Capital (to Average Assets)            $ 18,887     7.8%     $ 9,727     4.0%    $ 12,160     5.0%


                          BYL BANCORP AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998, 1997, AND 1996
                      (DOLLAR AMOUNTS IN THOUSANDS)

NOTE Q - MERGERS AND ACQUISITIONS

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

On June 13, 1996, the Bank acquired 100% of the outstanding common stock of Bank of Westminster (BOW) for $6,174 in cash. BOW had total assets of approximately $54,923. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of BOW from the date of the acquisition. Goodwill arising from the transaction totaled approximately $1,717 and is being amortized over fifteen years on a straight-line basis. BOW's pre-acquisition income in 1996 was not material.

At the close of business on May 29, 1998, the Company consummated a merger with DNB Financial and its wholly-owned subsidiary, De Anza National Bank. This merger was accounted for by the pooling of interest method, whereby the Company's Financial Statements have been restated as if the two companies were historically one unit. A total of 956,641 common shares were issued to the shareholders of DNB Financial in connection with this merger.

The following table summarizes the separate revenue and net income of the Company and DNB Financial that have been reported in the restated financial statements included herein:

                                         1998         1997         1996
                                       --------     --------     --------
Interest and Noninterest Income:
  The Company                          $ 44,635     $ 27,818     $ 15,151
  DNB Financial                           2,789        6,557        6,243
                                       --------     --------     --------
                                       $ 47,424     $ 34,375     $ 21,394
                                       --------     --------     --------
                                       --------     --------     --------
Net Income:
  The Company                          $  3,794     $  2,110     $  1,202
  DNB Financial
                                            322          745          714
                                       --------     --------     --------
                                       $  4,116     $  2,855     $  1,916
                                       --------     --------     --------
                                       --------     --------     --------


                          BYL BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998, 1997, AND 1996
                      (DOLLAR AMOUNTS IN THOUSANDS)

NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

BYL Bancorp operates Bank of Yorba Linda. BYL Bancorp commenced operations during 1997. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                                           December 31,
                                       ---------------------
                                         1998         1997
                                       --------     --------
ASSETS:
  Cash                                 $    193     $     50
  Investment Securities                      --        1,106
  Investment in Subsidiary               26,689       21,092
  Loans                                      --          555
  Other Assets                               --          216
                                       --------     --------
                                       $ 26,882     $ 23,019
                                       --------     --------
                                       --------     --------
LIABILITIES:
  Long-Term Debt                       $     --     $    465
  Other Liabilities                          --            4
                                       --------     --------
         TOTAL LIABILITIES                   --          469

      SHAREHOLDER'S EQUITY               22,550       26,882
                                       --------     --------
                                       $ 26,882     $ 23,019
                                       --------     --------
                                       --------     --------


                           BYL BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996
                       (DOLLAR AMOUNTS IN THOUSANDS)

NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

CONDENSED STATEMENTS OF INCOME

                                       Year Ended December 31,
                                       -----------------------
                                         1998           1997
                                       --------       --------
INCOME:
  Cash Dividends from Subsidiary       $   531         $   389
  Interest Income                           36              96
                                       -------         -------
                    TOTAL INCOME           567             485

EXPENSES:
  Merger Related Expenses                  542              --
  Other                                     44             154
                                       -------         -------
                  TOTAL EXPENSES           586             154
                                       -------         -------
        INCOME BEFORE EQUITY IN
           UNDISTRIBUTED INCOME
                  OF SUBSIDIARY            (19)            331

        EQUITY IN UNDISTRIBUTED
           INCOME OF SUBSIDIARY          4,135           2,524
                                       -------         -------

                     NET INCOME        $ 4,116         $ 2,855
                                       -------         -------
                                       -------         -------


                           BYL BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996
                       (DOLLAR AMOUNTS IN THOUSANDS)

NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

CONDENSED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                                 -----------------------
                                                   1998           1997
                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $  4,116       $  2,855
  Noncash Items Included in Net Income:
    Equity in Income of Subsidiary                 (4,666)        (2,913)
    Change in Other Assets and Liabilities            212            (94)
                                                 --------       --------
                             NET CASH USED
                   IN OPERATING ACTIVITIES           (338)          (152)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends Received from Subsidiary                  531            389
  Investment in Subsidiary                           (915)            --
  Change in Investments                             1,106           (584)
  Change in Loans                                     555            131
                                                 --------       --------
                  NET CASH PROVIDED (USED)
                   BY INVESTING ACTIVITIES          1,277            (64)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Short-Term Debt                         --            100
 Repayment of Short-Term Debt                          --           (100)
 Repayments of Long-Term Debt                        (465)           (58)
 Options Exercised and Shares Retired                 138            604
 Dividends Paid                                      (469)          (287)
                                                 --------       --------
                  NET CASH PROVIDED (USED)
                   IN FINANCING ACTIVITIES           (796)           259
                                                 --------       --------
                           NET INCREASE IN
                 CASH AND CASH EQUIVALENTS            143             43

                CASH AND CASH EQUIVALENTS,
                      AT BEGINNING OF YEAR             50              7
                                                 --------       --------
                 CASH AND CASH EQUIVALENTS
                         AT ENDING OF YEAR       $    193       $     50
                                                 --------       --------
                                                 --------       --------


                              BYL BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, AND 1996
                            (DOLLAR AMOUNTS IN THOUSANDS)

NOTE S - SEGMENT INFORMATION

The Company has two primary reportable segments; its wholesale lending operations and its retail banking operations. The wholesale lending segment originates loans for resale to institutional investors. The Company's SBA Loan Division and its Mortgage Loan Division are included in this segment. The retail banking segment accepts deposits, originates loans and provides other banking services to the communities in which its nine branch offices are located.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before allocation of the provision for loan losses, administrative costs, amortization of goodwill and income taxes. The retail segment charges the wholesale segments for use of excess funds based on the estimated cost of outside financing

The following tables summarize segment operations and asset allocations for the last three years:

                                                                    1998
                                            -------------------------------------------------
                                              Wholesale Segments
                                            ----------------------      Retail         Total
                                            Mortgage        SBA         Segment      Company
                                            --------     ---------     ---------    ---------
     CONDENSED INCOME STATEMENT
Net Interest Income                         $  2,772     $  3,382      $  9,456     $ 15,610
Noninterest Income                            13,487        6,899         3,022       23,408
Operating Expense                            (11,225)      (4,405)      (10,433)     (26,063)
                                            --------     ---------     ---------    ---------
                   OPERATIONAL PROFIT          5,876        5,034         2,045       12,955
Provision for Loan Losses                                                               (755)
Administrative Costs                                                                  (4,686)
Goodwill Amortization                                                                   (121)
Income Taxes                                                                          (3,277)
                                                                                    ---------
                           NET INCOME                                               $  4,116
                                                                                    ---------
                                                                                    ---------
Total Assets at December 31, 1998           $ 37,365     $ 74,720      $205,928     $318,013
Loans Originated for Sale during 1998       $245,000     $ 89,000
Loans Sold during 1998                      $222,000     $ 94,000


                             BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
                        (DOLLAR AMOUNTS IN THOUSANDS)

NOTE S - SEGMENT INFORMATION - CONTINUED

                                                                    1997
                                            -------------------------------------------------
                                              Wholesale Segments
                                            ----------------------      Retail         Total
                                            Mortgage        SBA         Segment      Company
                                            --------     ---------     ---------    ---------
     CONDENSED INCOME STATEMENT
Net Interest Income                         $  2,733      $  2,023      $  7,642    $ 12,398
Noninterest Income                             8,655         3,681         3,584      15,920
Operating Expense                             (7,513)       (3,121)       (9,017)    (19,651)
                                            --------     ---------     ---------    ---------
                   OPERATIONAL PROFIT          3,875         2,583         2,209       8,667
Provision for Loan Losses                                                               (778)
Administrative Costs                                                                  (2,952)
Goodwill Amortization                                                                   (114)
Income Taxes                                                                          (1,968)
                                                                                    ---------
                           NET INCOME                                               $  2,855
                                                                                    ---------
                                                                                    ---------
Total Assets at December 31, 1997           $ 46,957      $ 43,861      $147,268    $238,086
Loans Originated for Sale during 1997       $190,000      $ 62,000
Loans Sold during 1997                      $163,000      $ 42,000

                                                                    1996
                                            -------------------------------------------------
                                              Wholesale Segments
                                            ----------------------      Retail         Total
                                            Mortgage        SBA         Segment      Company
                                            --------     ---------     ---------    ---------
     CONDENSED INCOME STATEMENT
Net Interest Income                         $    684      $    944     $  7,174     $  8,802
Noninterest Income                             4,039         2,255        2,458        8,752
Operating Expense                             (3,345)       (1,883)      (6,760)     (11,988)
                                            --------     ---------     ---------    ---------
                   OPERATIONAL PROFIT          1,378         1,316        2,872        5,566
Provision for Loan Losses                                                               (364)
Administrative Costs                                                                  (2,000)
Goodwill Amortization                                                                    (57)
Income Taxes                                                                          (1,229)
                                                                                    ---------
                           NET INCOME                                               $  1,916
                                                                                    ---------
                                                                                    ---------
Total Assets at December 31, 1996           $ 20,278      $ 19,884     $143,593     $183,755
Loans Originated for Sale during 1996       $ 89,000      $ 38,000
Loans Sold during 1996                      $ 76,000      $ 28,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter, 1999.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         a)  EXHIBITS

         EXHIBIT NO.
         -----------
            2.1         Plan of Reorganization and Merger Agreement -  Annex I of
                        Proxy Statement/Prospectus incorporated by reference (A)
            3.1         Articles of Incorporation of the Registrant (A)
            3.2         Amendment to Articles of Incorporation of Registrant (A)
            3.3         Bylaws of the Registrant (A)
            4.1         Specimen Certificate evidencing shares of Registrant's Common Stock (A)
            4.2         Stockholder Agreement Covering Issuance and Compulsory Repurchase of
                        Organizing Shares of Registrant - Annex II of Proxy Statement/Prospectus
                        incorporated by reference (A)
            10.1        Form of Indemnification Agreement (A)
            10.2        BYL Bancorp 1997 Stock Option Plan, as amended in 1999
            10.3        Form of Proxy
            10.4        Employment Agreement - Mr. Robert Ucciferri (A)
            10.5        Employment Agreement - Mr. Barry J. Moore (A)
            10.6        Employment Agreement - Mr. Michael Mullarky (A)
            10.7        Employment Agreement - Ms. Gloria Van Kampen
            10.8        Salary Continuation Agreement - Mr. Robert Ucciferri (A)
            10.9        Salary Continuation Agreement - Mr. Barry J. Moore (A)
            10.11       Agreement and Plan of Reorganization with DNB Financial (B)
            21.1        Subsidiary of BYL Bancorp (A)
            23.1        Consent of Vavrinek, Trine, Day & Co.


---------------------------------
(A) Filed as an Exhibit to the Registrants Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.

(B) Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED

         b)  REPORTS ON FORM 8-K

             1) BYL's Registration Statement on Form 8-K, dated December 24, 1998, announcing the completion of the securitization of a pool of unguaranteed interests in SBA loans.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BYL BANCORP


                                       By: /s/ Robert Ucciferri
                                          -------------------------------------
                                                   Robert Ucciferri
                                          President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                                Title                        Date
---------                                -----                        ----

/s/ Barry J. Moore           Senior Executive Vice President      March 30, 1999
------------------------     and Chief Financial Officer
Barry J. Moore


/s/ Henry C. Cox II          Director                             March 30, 1999
------------------------
Henry C. Cox II


/s/ Eddie R. Fischer         Director                             March 30, 1999
------------------------
Eddie R. Fischer


/s/ Neil Hatcher             Director                             March 30, 1999
------------------------
Neil Hatcher


/s/ Leonard O. Lindborg      Director                             March 30, 1999
------------------------
Leonard O. Lindborg


/s/ H. Rhoads Martin, Jr.    Chairman of the Board, Director      March 30, 1999
------------------------
H. Rhoads Martin, Jr.


/s/ John F. Myers            Director                             March 30, 1999
------------------------
John F. Myers


/s/ Brent W. Walberg         Director                             March 30, 1999
------------------------
Brent W. Walberg