Form 10-Q/A
period 1998-09-30
BYL BANCORP
filed 1999-04-23
CIK 1039311

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                    FORM 10-Q/A


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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

On November 10, 1998, there were 2,531,302 shares of BYL Bancorp Common Stock outstanding.

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

YEAR 2000 ISSUES

                                   OVERVIEW

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than the year 2000.

This could result in a system failure or other disruption of operations and impede normal business activities. In June 1996, the Federal Financial Institutions Examination Council ("FFIEC") alerted the banking industry of the serious challenges that would be encountered with Year 2000 issues. The FDIC has also implemented a plan to require compliance with Year 2000 issues and regularly examines our progress.

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

COSTS AND RISKS

A few computer hardware and software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. The Company has spent approximately $14,000 as of September 30, 1998 to address Year 2000 issues and estimate total costs over the two year period 1999-2000 to be approximately $125,000, which will come from general funds. None of these costs, however, are expected to materially impact the Company's result of operations in any one reporting period.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data, receive data or whose financial condition or operational capability is important to the Company, such as suppliers or clients. At worst, clients and vendors will face severe Year 2000 issues, which may cause borrowers to become unable to service their loans. The Company may also be required to replace non-compliant vendors with more expensive Year 2000 compliant vendors. At this time, management cannot determine the financial effect if significant client and/or vendor remediation efforts are not resolved in a timely manner.

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

SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this revised report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BYL BANCORP


Date:     April 23, 1999                  /s/ Robert Ucciferri
                                          ------------------------------
                                          Robert Ucciferri
                                          President and
                                          Chief Executive Officer


Date:     April 23, 1999                  /s/ Barry J. Moore
                                          ------------------------------
                                          Barry J. Moore
                                          Chief Operating Officer and
                                          Senior Executive Vice President