Form 10-Q
period 1999-03-31
BYL BANCORP
filed 1999-05-14
CIK 1039311

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

On May 13, 1999, there were 2,533,835 shares of BYL Bancorp Common Stock outstanding.

                           BYL BANCORP AND SUBSIDIARY
                                 MARCH 31, 1999


                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                                                PAGE
                                                                                                ----
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at March 31, 1999 and
             December 31, 1998...............................................................      3
         Consolidated Condensed Statement of Income for the three
             months ended March 31, 1999 and 1998............................................      4
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
              January 1, 1997 through March 31, 1999.........................................       5
         Consolidated Condensed Statement of Cash Flows for the three months ended
              March 31, 1999 and 1998........................................................       6
         Notes to Consolidated Financial Statements..........................................       7
Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................................  7 - 11

                           PART II - OTHER INFORMATION
Item 1 - Legal Proceedings.....................................................................    12
Item 2 - Changes in Securities.................................................................    12
Item 3 - Defaults upon Senior Securities.......................................................    12
Item 4 - Submission of Matters to a Vote of Security Holders...................................    12
Item 5 - Other Information.....................................................................    12
Item 6 - Exhibits and Reports on Form 8-K......................................................    12

ITEM 1.   FINANCIAL STATEMENTS

                           BYL BANCORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     March 31,              December 31,
                                                                       1999                     1998
                                                                 ------------------       ------------------
Cash and Due From Bank                                           $          22,648        $          14,214
Federal Funds Sold                                                          54,100                   18,700
                                                                 ------------------       ------------------
  TOTAL CASH AND CASH EQUIVALENTS                                           76,748                   32,914

Interest-Bearing Deposits                                                      630                        -
Investment Securities                                                       22,137                   17,244
Loans Held For Sale                                                         59,680                   74,598

Loans                                                                      156,832                  166,454
Allowance for Loan Losses                                                   (2,444)                  (2,300)
                                                                 ------------------       ------------------

                                        NET LOANS                          154,388                  164,154

Premises and Equipment                                                       6,455                    6,082
Other Real Estate Owned                                                        792                      971
Goodwill                                                                     1,415                    1,445
Interest-Only Strips Receivable and Servicing Assets                         9,372                    9,025
Accrued Interest and Other Assets                                            7,003                   11,580
                                                                 ------------------       ------------------

                                                                 $         338,620        $         318,013
                                                                 ------------------       ------------------
                                                                 ------------------       ------------------

Noninterest-Bearing Deposits                                     $          71,979        $          69,863
Interest-Bearing Deposits                                                  238,031                  217,343
                                                                 ------------------       ------------------

                                   TOTAL DEPOSITS                          310,010                  287,206

Borrowed Funds                                                                   -                        -
Accrued Interest and Other Liabilities                                       1,447                    3,925
                                                                 ------------------       ------------------

                                TOTAL LIABILITIES                          311,457                  291,131

Common Shares                                                               12,772                   12,760
Retained Earnings                                                           13,871                   13,602
Accumulated Other Comprehensive Income                                         520                      520
                                                                 ------------------       ------------------

     TOTAL SHAREHOLDERS' EQUITY                                             27,163                   26,882
                                                                 ------------------       ------------------

                                                                 $         338,620        $         318,013
                                                                 ------------------       ------------------
                                                                 ------------------       ------------------

                           BYL BANCORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                      ----------------------------------
                                                                          1999                1998*
                                                                      -------------        -------------
Interest Income                                                       $      6,492         $      5,255
Interest Expense                                                             2,798                1,814
                                                                      -------------        -------------

          Net Interest Income                                                3,694                3,441

Provision for Loan Losses                                                      180                  270
                                                                      -------------        -------------

    Net Interest Income after
    Provision for Loan Losses                                                3,514                3,171

Noninterest Income                                                           5,968                4,975
Noninterest Expense                                                          8,683                6,877
                                                                      -------------        -------------

          Income before Taxes                                                  799                1,269

Income Taxes                                                                   340                  508
                                                                      -------------        -------------

                   Net Income                                         $        459         $        761
                                                                      -------------        -------------
                                                                      -------------        -------------

Per Share Data:

  Net Income - Basic                                                  $        .18         $       0.30
                                                                      -------------        -------------
                                                                      -------------        -------------
  Net Income - Diluted                                                $        .18         $       0.29
                                                                      -------------        -------------
                                                                      -------------        -------------

* Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

                                   BYL BANCORP
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                         Accumulated
                                          Common Shares                                    Other
                                    ------------------------ Comprehensive  Retained   Comprehensive
                                      Number       Amount        Income     Earnings       Income        Total
                                    ----------  ------------  -----------  ----------   -----------   ----------
Balance at January 1, 1997           2,399,919  $     11,945               $    7,602   $      (113)  $   19,434
Comprehensive Income:
   Net Income                                                 $     2,855       2,855                      2,855
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale
          Securities, Net                                              86                        86           86
                                                              -----------
Total Comprehensive Income                                    $     2,941
                                                              -----------
                                                              -----------
Dividends on Common                                                              (502)                      (502)
Options Exercised                      104,075           683                                                 683
Common Stock Retired                      (823)           (6)                                                 (6)
                                    ----------  ------------               ----------   -----------   ----------

Balance at December 31, 1997         2,503,171        12,622                    9,955           (27)      22,550
Comprehensive Income:
   Net Income                                                 $     4,116       4,116                      4,116
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale
          Securities, Net                                             183                        183          183
      Unrealized Gain on Interest-Only
         Strips, Net                                                  364                        364          364
                                                              -----------
Total Comprehensive Income                                    $     4,663
                                                              -----------
                                                              -----------
Exercise of Stock Option                28,131           138                                                 138
Dividends on Common                                                              (467)                      (467)
Fractional Shares from Merger
  with DANB                                                                        (2)                        (2)
                                    ----------  ------------               ----------   -----------   ----------

Balance at December 31, 1998         2,531,302        12,760                   13,602           520       26,882
Comprehensve Income:
   Net Income                                                 $       459         459                        459
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale
          Securities, Net                                               -
                                                              -----------
Total Comprehensive Income                                    $       459
                                                              -----------
                                                              -----------
   Exercise of Stock Option              2,533            12                                                  12
   Dividends on Common                                                           (190)                      (190)
                                    ----------  ------------               ----------   -----------   ----------

Balance at March 31, 1999            2,533,835  $     12,772               $   13,871   $       520   $   27,163
                                    ----------  ------------               ----------   -----------   ----------
                                    ----------  ------------               ----------   -----------   ----------

                           BYL BANCORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                           1999                   1998*
                                                                       --------------         ---------------
OPERATING ACTIVITIES
   Net Income                                                          $         459          $          761
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                           431                     308
         Provision for Loan Losses                                               180                     270
         Net Change in Loans Held for Sale                                    14,918                   1,949
         Other Items - Net                                                     1,733                  (4,954)
                                                                       --------------         ---------------
                                  NET CASH PROVIDED (USED) BY
                                         OPERATING ACTIVITIES                 17,721                  (1,666)

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                          (630)                 (1,642)
   Purchases of Investment Securities                                        (10,000)                 (2,222)
   Maturities of Investment Securities                                         5,117                       -
   Net Change in Loans                                                         9,665                 (13,612)
   Purchase of Premises and Equipment                                           (780)                   (217)
   Other Items - Net                                                             115                     131
                                                                       --------------         ---------------
                                  NET CASH PROVIDED (USED) BY
                                      BY INVESTING ACTIVITIES                  3,487                 (17,562)

FINANCING ACTIVITIES
   Decrease in Borrowed Funds                                                     -                     (465)
   Net Change in Deposits                                                     22,804                  21,164
   Proceeds from Exercise of Options                                              12                      32
   Dividends                                                                    (190)                   (136)
                                                                       --------------         ---------------
                                            NET CASH PROVIDED
                                      BY FINANCING ACTIVITIES                 22,626                  20,595
                                                                       --------------         ---------------

                        INCREASE IN CASH AND CASH EQUIVALENTS                 43,834                   1,367

Cash and Cash Equivalents at Beginning of Period                              32,914                  11,894
                                                                       --------------         ---------------

                                    CASH AND CASH EQUIVALENTS
                                             AT END OF PERIOD          $      76,748          $       13,261
                                                                       --------------         ---------------
                                                                       --------------         ---------------

* Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

                           BYL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1998.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month periods ended March 31, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

NOTE 3 - SEGMENTS

The Company has two primary reportable segments: its wholesale lending operations and its retail banking operations. The wholesale lending segment originates loans for resale to institutional investors. The Company's SBA loan Division and its Mortgage Loan Division are included in this segment. The retail banking segment accepts deposits, originates loans and provides other banking services to the communities in which its eight branch offices are located.

The company evaluates performance based on profit or loss from operations before allocation of the provision for loan losses, administrative costs, amortization of goodwill and income taxes. The retail segment charges the wholesale segments for use of excess funds based on the estimated cost of outside financing.

                           BYL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SEGMENTS - CONTINUED

The following tables summarize segment operations for the three months ended March 31, 1999 and 1998.

                                                                 Three Months Ended March 31, 1999
                                                      ----------------------------------------------------------
                                                         Wholesale Segments
                                                      ------------------------        Retail            Total
                                                       Mortgage         SBA          Segment           Company
                                                      ----------    ----------      ----------        ----------
     Condensed Income Statement
     --------------------------
Net Interest Income                                   $      737    $      718      $    2,239        $    3,694
Noninterest Income                                         3,696         1,732             540             5,968
Operating Expense                                         (3,934)       (1,413)         (2,396)           (7,743)
                                                      ----------    ----------      ----------        ----------
                            OPERATIONAL PROFIT               499         1,037             383             1,919
Provision for Loan Losses                                                                                   (180)
Administrative Costs                                                                                        (910)
Goodwill Amortization                                                                                        (30)
Income Taxes                                                                                                (340)
                                                                                                      ----------
                                  NET INCOME                                                          $      459
                                                                                                      ----------
                                                                                                      ----------
Loans Originated for Sale during 1999                 $  125,000    $   33,000
Loans Sold during 1999                                $  137,000    $   28,000


                                                                 Three Months Ended March 31, 1999
                                                      ----------------------------------------------------------
                                                         Wholesale Segments
                                                      ------------------------        Retail            Total
                                                       Mortgage         SBA          Segment           Company
                                                      ----------    ----------      ----------        ----------
     Condensed Income Statement
     --------------------------
Net Interest Income                                   $      434    $      586      $    2,421        $    3,441
Noninterest Income                                         3,026         1,433             516             4,975
Operating Expense                                         (2,368)       (1,091)         (2,504)           (5,963)
                                                      ----------    ----------      ----------        ----------
                            OPERATIONAL PROFIT             1,092           928             433             2,453
Provision for Loan Losses                                                                                   (270)
Administrative Costs                                                                                        (884)
Goodwill Amortization                                                                                        (30)
Income Taxes                                                                                                (508)
                                                                                                      ----------
                                    NET INCOME                                                        $      761
                                                                                                      ----------
                                                                                                      ----------

Loans Originated for Sale during 1998                 $   56,000    $   18,000
Loans Sold during 1998                                $   55,000    $   17,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BYL Bancorp (the "Company") has one wholly owned subsidiary, BYL Bank Group, formerly the Bank of Yorba Linda (the "Bank"). The Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


OVERVIEW

For the three months ended March 31, 1999, the Company reported net income of $459,000, or $0.18 per share compared to a net income of $761,000, or $0.30 per share for the same three month period in 1998. The annualized return on average assets was .54% for 1999 compared to 1.23% in 1998. Annualized return on shareholders equity was 6.79% in 1999 compared to 13.22% in 1998.

FINANCIAL CONDITION

Total assets as of March 31, 1999, increased 6.5% to $338.6 million in comparison to total assets of $318.0 million as of December 31, 1998. The majority of this asset growth was centered in federal funds sold which increased by $35 million. This growth was funded by a $22.8 million increase in deposits.

ASSET QUALITY

The Company's asset quality has declined slightly in 1999 as evidenced by a increase in the ratio of nonperforming loans to total loans which increased to 1.29% at March 31, 1999 from 1.23% at December 31, 1998. The Company added $180,000 to the ALLL for the three months ended March 31, 1999 as compared to $270,000 for the same period in 1998. The ALLL at March 31, 1999 was 1.56% of total loans and 87.98% of non-performing loans compared to 1.38% and 113.3%, respectively, at December 31, 1998.

LIQUIDITY

The Bank's liquidity is impacted significantly by the origination and sale of its wholesale loan products. The loan to deposit ratio at March 31, 1999 was 69.8%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 50.6%.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. At March 31, 1999, the Bank's Tier 1 leverage capital ratio was 7.17% compared to 8.25% at December 31, 1998. Management is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are likely to have material effects on the liquidity, capital resources or operations of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

YEAR 2000 ISSUES - CONTINUED

COSTS AND RISKS

A few computer hardware and software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. The Company has spent approximately $26,000 as of March 31, 1999 to address Year 2000 issues and estimate total costs over the two year period 1999-2000 to be approximately $113,000, which will come from general funds. None of these costs, however, are expected to materially impact the Company's result of operations in any one reporting period.

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

ANALYSIS OF NET INTEREST INCOME AND MARGIN

Net interest income was $3.7 million for the first quarter of 1999 compared to $3.4 million for the same period in 1998. These increases are primarily the result of significant increases in average interest-earning assets as shown by the following table (in thousands):

                                           Quarter                 Quarter                Year Ended
                                            Ended                   Ended                December 31,
                                        March 31, 1999          March 31, 1998               1998
                                      -------------------     -------------------     -------------------
Interest Income                       $            6,492      $            5,255      $           24,016
Interest Expense                                   2,798                   1,814                   8,406
                                      -------------------     -------------------     -------------------

      Net Interest Income             $            3,694      $            3,441      $           15,610
                                      -------------------     -------------------     -------------------
                                      -------------------     -------------------     -------------------

Average Earning Assets                $          293,864      $          219,735      $          243,901
Net Interest Margin                                 5.03%                   6.23%                   6.40%


Net interest margin was 5.03% for the first quarter of 1999 compared to 6.23% for the same period in 1998. The decreases are primarily the result of an increase in federal funds sold, which is a lower yielding asset, and a 75 basis point decrease in interest rates during the third and fourth quarters of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

NONINTEREST INCOME

Noninterest income was $6.0 million for the quarter ended March 31, 1999 compared to $5.0 million for the same period in 1998. This increase is attributable to the expansion of the Bank's wholesale loan divisions. These departments have expanded by adding new products as well as entering new geographic markets.

NONINTEREST EXPENSE

Noninterest expense was $8.7 million for the quarter ended March 31, 1999 compared to $6.9 million for the same period in 1998. The majority of the increases were attributable to the expansion of the Bank's wholesale loan divisions.

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

              None

     Item 4 - Submission of Matters to a Vote of Security Holders

              None

     Item 6 - Exhibits and Reports on Form 8-K

     A)       Exhibits

     Exhibit No.                      Exhibit
     -----------                      -------
        2.1 Plan of Reorganization and Merger Agreement - Annex 1 of Written Consent Statement/Prospectus (A)
        3.1         Articles of Incorporation of Registrant (A)
        3.2         Amendment to Articles of Incorporation of Registrant (A)
        3.3         Bylaws of the Registrant (A)
        4.1 Specimen Certificate evidencing shares of Registrant's Common Stock (A)
        4.2 Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Share of Registrant- Annex II of Proxy Statement/Prospectus incorporated by reference (A)
       10.1 Form of Indemnification Agreement (A) 10.2 BYL Bancorp 1997 Stock Option Plan (C)
       10.3         Form of Proxy, Proxy Statement and Notice of Annual
                    Meeting (C)
       10.4         Employment Agreement - Mr. Robert Ucciferri (A)
       10.5         Employment Agreement - Mr. Barry J. Moore (A)
       10.6         Employment Agreement - Mr. Michael Mullarky (A)
       10.7         Employment Agreement - Ms. Gloria Van Kampen (D)
       10.8         Salary Continuation Agreement - Mr. Robert Ucciferri (A)
       10.9         Salary Continuation Agreement - Mr. Barry J. Moore (A)
       10.10        Agreement and Plan of Reorganization with DNB Financial (B)

(A) Filed as an Exhibit to the Registrant's Registration Statement (File No. 333-34995) filed on September 5, 1997, Which exhibit is incorporated herein by this reference.
(B) Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.

(C) To be filed as an Exhibit to the Annual Report on Form 10-K/A as of December 31, 1998, anticipated to be filed by May 31, 1999.
(D)  Filed as an Exhibit to the Annual Report on Form 10-K as of December 31,
     1998.

 B)       Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BYL BANCORP

Date:      May 13, 1999                       /s/Robert Ucciferri
                                              ---------------------------------
                                              Robert Ucciferri
                                              President and
                                              Chief Executive Officer

Date:      May 13, 1999                       /s/Barry J. Moore
                                              ---------------------------------
                                              Barry J. Moore
                                              Chief Operating Officer and
                                              Senior Executive Vice President