Form 10-Q
period 1999-06-30
BYL BANCORP
filed 1999-08-16
CIK 1039311

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS

On August 13, 1999, there were 2,533,835 shares of BYL Bancorp Common Stock outstanding.

                           BYL BANCORP AND SUBSIDIARY
                                  JUNE 30, 1999


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                            PAGE
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at June 30, 1999 and
                  December 31, 1998..................................................................          3
         Consolidated Condensed Statement of Income for the three
                  months and six months ended June 30, 1999 and 1998.................................          4
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
                  January 1, 1997 through June 30, 1999..............................................          5
         Consolidated Condensed Statement of Cash Flows for the six months ended
                  June 30, 1999 and 1998.............................................................          6
         Notes to Consolidated Financial Statements..................................................       7 -8
Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................................       9-13
Item 3 - Quantitative and Qualitative Disclosures About Market Risk..................................      13-15

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................................................        15
Item 2 - Changes in Securities........................................................................        15
Item 3 - Defaults upon Senior Securities..............................................................        15
Item 4 - Submission of Matters to a Vote of Security Holders..........................................        15
Item 5 - Other Information............................................................................        16
Item 6 - Exhibits and Reports on Form 8-K.............................................................        16

ITEM 1.         FINANCIAL STATEMENTS

                           BYL BANCORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                           June 30,             December 31,
                                                                             1999                   1998
                                                                         ------------           ------------
Cash and Due From Bank                                                   $     18,883           $     14,214
Federal Funds Sold                                                              3,200                 18,700
                                                                         ------------           ------------
                                TOTAL CASH AND CASH EQUIVALENTS                22,083                 32,914

Interest-Bearing Deposits                                                       2,324                     --
Investment Securities                                                          19,138                 17,244
Loans Held For Sale                                                           127,577                 74,598

Loans                                                                         146,974                166,454
Allowance for Loan Losses                                                      (2,458)                (2,300)
                                                                         ------------           ------------
                                                      NET LOANS               144,516                164,154

Premises and Equipment                                                          6,563                  6,082
Other Real Estate Owned                                                         1,042                    971
Goodwill                                                                        1,385                  1,445
Interest-Only Strips Receivable and Servicing Assets                            9,980                  9,025
Accrued Interest and Other Assets                                               5,801                 11,580
                                                                         ------------           ------------
                                                                         $    340,409              $ 318,013
                                                                         ============           ============

Noninterest-Bearing Deposits                                             $     68,250              $  69,863
Interest-Bearing Deposits                                                     230,100                217,343
                                                                         ------------           ------------
                                                 TOTAL DEPOSITS               298,350                287,206

Borrowed Funds                                                                 13,000                      -
Accrued Interest and Other Liabilities                                          1,404                  3,925
                                                                         ------------           ------------
                                              TOTAL LIABILITIES               312,754                291,131

Common Shares                                                                  12,772                 12,760
Retained Earnings                                                              14,363                 13,602
Accumulated Other Comprehensive Income                                            520                    520
                                                                         ------------           ------------

                                     TOTAL SHAREHOLDERS' EQUITY                27,655                 26,882
                                                                         ------------           ------------
                                                                         $    340,409           $    318,013
                                                                         ============           ============


ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                           BYL BANCORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            For the Three Months Ended        For the Six Months Ended
                                                     June 30,                         June 30,
                                            --------------------------        ------------------------
                                               1999            1998*             1999          1998*
                                            ----------      ----------        ----------     ---------
Interest Income                             $    6,446      $    6,009        $   12,938     $  11,264
Interest Expense                                 2,568           2,022             5,366         3,836
                                            ----------      ----------        ----------     ---------

               Net Interest Income               3,878           3,987             7,572         7,428

Provision for Loan Losses                           51             270               231           540
                                            ----------      ----------        ----------     ---------

         Net Interest Income after
         Provision for Loan Losses               3,827           3,717             7,341         6,888

Noninterest Income                               5,213           5,353            11,181        10,328
Noninterest Expense                              7,788           7,644            16,471        14,521
                                            ----------      ----------        ----------     ---------

               Income Before Taxes               1,252           1,426             2,051         2,695

Income Taxes                                       570             763               910         1,271
                                            ----------      ----------        ----------     ---------

                        Net Income          $      682      $      663        $    1,141     $   1,424
                                            ==========      ==========        ==========     =========

Per Share Data:
   Net Income - Basic                       $      .27      $     0.26        $     0.45     $    0.57
                                            ==========      ==========        ==========     =========
   Net Income - Diluted                     $      .27      $     0.25        $     0.44     $    0.54
                                            ==========      ==========        ==========     =========


* Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                                   BYL BANCORP
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                    Accumulated
                                                        Common Shares                                  Other
                                                ------------------------ Comprehensive  Retained   Comprehensive
                                                   Number       Amount       Income     Earnings       Income        Total
                                                ----------  ------------  -----------  ----------   -----------   ----------
Balance at January 1, 1997                       2,399,919      $ 11,945                  $ 7,602    $     (113)     $19,434
Comprehensive Income:
   Net Income                                                                $  2,855       2,855                      2,855
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale Securities, Net                                         86                        86           86
                                                                          -----------
Total Comprehensive Income                                                   $  2,941
                                                                          -----------
                                                                          -----------
Dividends on Common                                                                          (502)                      (502)
Options Exercised                                  104,075           683                                                 683
Common Stock Retired                                  (823)           (6)                                                 (6)
                                                ----------  ------------               ----------   -----------   ----------

Balance at December 31, 1997                     2,503,171        12,622                    9,955           (27)      22,550
Comprehensive Income:
   Net Income                                                                $  4,116       4,116                      4,116
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale Securities, Net                                        183                       183          183
      Unrealized Gain on Interest-Only
         Strips, Net                                                              364                       364          364
                                                                          -----------
Total Comprehensive Income                                                   $  4,663
                                                                          -----------
                                                                          -----------
Exercise of Stock Option                            28,131           138                                                 138
Dividends on Common                                                                          (467)                      (467)
Fractional Shares from Merger with DANB                                                        (2)                        (2)
                                                ----------  ------------               ----------   -----------   ----------

Balance at December 31, 1998                     2,531,302        12,760                   13,602           520       26,882
Comprehensve Income:
   Net Income                                                                $  1,141       1,141                      1,141
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale Securities, Net
                                                                          -----------
Total Comprehensive Income                                                   $  1,141
                                                                          -----------
                                                                          -----------
   Exercise of Stock Option                          2,533            12                                                  12
   Dividends on Common                                                                       (380)                      (380)
                                                ----------  ------------               ----------   -----------   ----------

Balance at June 30, 1999                         2,533,835     $  12,772                  $14,363       $   520      $27,655
                                                ----------  ------------               ----------   -----------   ----------
                                                ----------  ------------               ----------   -----------   ----------

                           BYL BANCORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                       --------------------------------------
                                                                           1999                   1998*
                                                                       --------------         ---------------
OPERATING ACTIVITIES
   Net Income                                                           $       1,141          $        1,424
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                            892                     558
         Provision for Loan Losses                                                231                     540
         Net Change in Loans Held for Sale                                    (52,979)                 (3,213)
         Other Items - Net                                                      2,331                  (2,310)
                                                                        -------------         ---------------
                                      NET CASH PROVIDED (USED) BY
                                         OPERATING ACTIVITIES                 (48,384)                 (3,001)

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                         (2,324)                  1,084
   Purchases of Investment Securities                                         (10,101)                   (502)
   Maturities of Investment Securities                                          8,222                   9,691
   Net Change in Loans                                                         19,095                 (26,055)
   Purchase of Premises and Equipment                                          (1,319)                   (426)
   Other Items - Net                                                              204                    (126)
                                                                       --------------         ---------------
                                      NET CASH PROVIDED (USED) BY
                                      BY INVESTING ACTIVITIES                  13,777                 (16,334)

FINANCING ACTIVITIES
   Net Change in Borrowed Funds                                                13,000                  (2,665)
   Net Change in Deposits                                                      11,144                  28,349
   Proceeds from Exercise of Options                                               12                     112
   Dividends                                                                     (380)                   (216)
                                                                       --------------         ---------------
                                            NET CASH PROVIDED
                                      BY FINANCING ACTIVITIES                  23,776                  25,580
                                                                       --------------         ---------------

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (10,831)                  6,245

Cash and Cash Equivalents at Beginning of Period                               32,914                  11,894
                                                                       --------------         ---------------

                                    CASH AND CASH EQUIVALENTS
                                             AT END OF PERIOD          $       22,083         $        18,139
                                                                       --------------         ---------------
                                                                       --------------         ---------------

* Restated on a historical basis to reflect the May 29, 1998 acquisition of DNB Financial on a pooling-of-interests basis.

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED

                           BYL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Form 10K filed on March 30, 1999 (file number
- 000-23257).

The consolidated financial statements include BYL Bancorp and its wholly owned subsidiary, BYL Bank Group (the "Bank").

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.



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


NOTE 3 - SEGMENTS

The Company has two primary reportable segments: its wholesale lending operations and its retail banking operations. The wholesale lending segment originates loans for resale to institutional investors. The Company's SBA loan Division and its Mortgage Loan Division's are included in this segment. The retail banking segment accepts deposits, originates loans and provides other banking services to the communities in which its eight branch offices are located.

The company evaluates performance based on profit or loss from operations before allocation of the provision for loan losses, administrative costs, amortization of goodwill and income taxes. The retail segment charges the wholesale segments for use of excess funds based on the estimated cost of outside financing.

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED

The following tables summarize segment operations for the six months ended June 30, 1999 and 1998.

                                                                    Six Months Ended June, 1999
                                                     ----------------------------------------------------------
                                                         Wholesale Segments
                                                     --------------------------         Retail            Total
                                                      Mortgage           SBA            Segment          Company
                                                      ----------      -----------     -----------       -----------
          CONDENSED INCOME STATEMENT

Net Interest Income                                     $  1,258         $  1,570        $  4,744         $  7,572
Noninterest Income                                         7,527            3,081             573           11,181
Operating Expense                                         (7,698)          (2,263)         (4,404)         (14,365)
                                                      ----------      -----------     -----------       -----------
          OPERATIONAL PROFIT                               1,087            2,388             913            4,388
Provision for Loan Losses                                                                                     (231)
Administrative Costs                                                                                        (2,046)
Goodwill Amortization                                                                                          (60)
Income Taxes                                                                                                  (910)
                                                                                                        -----------
          NET INCOME                                                                                      $  1,141
                                                                                                        -----------
                                                                                                        -----------
Loans Originated for Sale During 1999                  $ 269,000         $ 87,000
Loans Sold during 1999                                 $ 265,000         $ 35,000


                                                                    Six Months Ended June, 1998
                                                     ----------------------------------------------------------
                                                         Wholesale Segments
                                                     --------------------------         Retail            Total
                                                      Mortgage           SBA            Segment          Company
                                                      ----------      -----------     -----------       -----------
          CONDENSED INCOME STATEMENT
Net Interest Income                                     $  1,233         $  1,421        $  4,774         $  7,428
Noninterest Income                                         6,747            2,137           1,444           10,328
Operating Expense                                         (5,512)          (1,889)         (5,206)         (12,607)
                                                      ----------      -----------     -----------       -----------
          OPERATIONAL PROFIT                               2,468            1,669           1,012            5,149
Provision for Loan Losses                                                                                     (540)
Administrative Costs                                                                                        (1,854)
Goodwill Amortization                                                                                          (60)
Income Taxes                                                                                                (1,271)
                                                                                                        -----------
          NET INCOME                                                                                       $  1,424
                                                                                                        -----------
                                                                                                        -----------
Loans Originated for Sale During 1998                  $ 129,000         $ 32,000
Loans Sold during 1998                                 $ 123,000         $ 32,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BYL Bancorp (the "Company") has one wholly owned subsidiary, BYL Bank Group, formerly the Bank of Yorba Linda (the "Bank"). The Bank's SBA loan division and a Mortgage Loan Division operate under the name of Bank of Yorba Linda. The Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

OVERVIEW

For the three months ended June 30, 1999, the Company reported net income of $682,000, or $0.27 per share compared to a net income of $663,000, or $0.26 per share for the same three month period in 1998. During the quarter in 1998, the Company incurred approximately $542,000 in one-time costs associated with the merger of DNBF.

For the first half of 1999, the Company reported net income of $1.1 million compared to $1,4 million in 1998. The annualized return on average assets was
 .68% for 1999 compared to 1.10% in 1998. Annualized return on shareholders equity was 8.37% in 1999 compared to 12.23% in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


FINANCIAL CONDITION

Total assets as of June 30, 1999, increased 7.04% to $340.4 million in comparison to total assets of $318.0 million as of December 31, 1998. The majority of this asset growth was centered in loans held for sale, which increased, by $53 million. This growth was funded by a $11.1 million increase in deposits and by a $13 million increase in borrowed funds.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                                           June 30,                      December 31,
                                                                ----------------------------             ------------
                                                                  1999                 1998                  1998
                                                                --------             -------              ----------
Loans 90 day past due and still accruing                        $   189              $   194              $    223
Loans on nonaccrual                                               2,452                2,525                 1,807
                                                                -------              -------              --------
                              Nonperforming Loans                 2,641                2,719                 2,030
Other real estate owned (OREO)                                    1,042                1,050                   971
                                                                -------              -------              --------
                             Nonperforming Assets               $ 3,683              $ 3,769              $  3,001
                                                                -------              -------              --------
                                                                -------              -------              --------

Nonperforming Loans as a Percent
   of Total Loans                                                  0.96%                1.26%                 1.23%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                                         93.07%               85.47%               113.30%
Nonperforming Assets as a Percent
   of Total Assets                                                 1.08%                1.42%                 0.94%


The Company's asset quality has remained the same in 1999 as evidenced by a decrease in the ratio of nonperforming loans to total loans which decreased to
 .96% at June 30, 1999 from 1.23% at December 31, 1998. Conversely, the allowance for loan losses as a percent of nonperforming loans decreased to 93.07% at June 30, 1999, down from 113.30% at December 31, 1998. A portion of this decrease is due to the increase in nonaccrual loans and OREO. The ALLL at June 30, 1999 was 1.67% of total loans compared to 1.38% at December 31, 1998. At June 30, 1999, the Company had ten properties of OREO with a total book value of $1,042,000.
The Company believes all properties will be liquidated without any significant losses.

LIQUIDITY

The origination and sale of its wholesale loan products impact the Bank's liquidity significantly. The loan to deposit ratio at June 30, 1999 was 92.0%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 49.2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


CAPITAL RESOURCES

Total shareholders equity at June 30, 1999 totaled $27.6 million, which represents a 2.9% increase from $26.8 million at December 31, 1998.

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. BYL Bancorp maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                                         June 30,         December 31,
                                                        Ratio              1999               1998
                                                    ---------------   ----------------   ---------------
Tier 1 Capital (to Average Assets)                           4.00%              7.72%             7.90%
Tier 1 Capital (to Risk Weighted Assets)                     4.00%              9.47%            10.00%
Total Capital (to Risk Weighted Assets)                      8.00%             10.39%            10.94%


Management is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are likely to have material effects on the liquidity, capital resources or operations of the Company.

ANALYSIS OF NET INTEREST INCOME AND MARGIN

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $3.9 million for the quarter ended June 30, 1999, compared to $4.0 for the quarter ended June 30, 1998 and $7.6 million for the six months ended June 30, 1999 compared to $7.4 million for the six months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

ANALYSIS OF NET INTEREST INCOME AND MARGIN -CONTINUED

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

                                      Three Months Ended              Six Months Ended
                                          June 30,                        June 30,                 Year Ended
                                   --------------------------       ------------------------      December 31,
                                      1999             1998            1999           1998           1998
                                   ----------       ---------       ---------      ---------       ---------
Interest Income                     $   6,446       $   6,009       $  12,938      $  11,264       $  24,016
Interest Expense                        2,568           2,022           5,366          3,836           8,406
                                    ---------       ---------       ---------      ---------       ---------
          Net Interest Income       $   3,878       $   3,987       $   7,572      $   7,428       $  15,610
                                    ---------       ---------       ---------      ---------       ---------
                                    ---------       ---------       ---------      ---------       ---------
Average Earning Assets              $ 285,671       $ 236,482       $ 289,768      $ 228,691       $ 243,901
Net Interest Margin                      5.43%           6.74%           5.23%          6.50%           6.40%


The net interest margin declined in 1999 compared to the same periods in 1998 due to the increase in lower yielding earning assets and the 75 basis point decline in the prime rate during the fourth quarter of 1998. The prime rate was 8.50% for the first nine months of 1998, and then experienced 25 basis points declines in September, October and November to end the year at 7.75%. The prime rate increased 25 basis points on July 1, 1999 to 8.00%.

PROVISION FOR LOAN LOSSES

BYL Bancorp made a $180,000 and $51,000 contribution to the allowance for loan losses in the first and second quarters of 1999 compared to $270,000 for each of the first two quarters in 1998. Management believes that the allowance, which equals 1.67% of total loans at June 30, 1999, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 1999 and 1998 are as follows (dollar amounts in thousands):

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                    -----------------------        ----------------------
                                                       1999          1998            1999          1998
                                                    ---------      --------        --------      --------
Allowance, Beginning of Period                        $ 2,444       $ 2,037         $ 2,300       $ 1,923
Provision for Loan Losses                                  51           270             231           540
Loans Charged Off - net of Recoveries                    ( 37)           17            ( 73)        ( 139)
                                                    ---------      --------        --------      --------
Allowance, End of Period                              $ 2,458       $ 2,324         $ 2,458       $ 2,324
                                                    ---------      --------        --------      --------
                                                    ---------      --------        --------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


NONINTEREST INCOME

Noninterest income was $5.2 million for the quarter ended June 30, 1999 compared to $5.4 million for the same period in 1998. Similarly for the first half of 1999, noninterest income was $11.1 million compared to $10.3 million for the same period in 1998. This increase is attributable to the expansion of the Bank's wholesale loan divisions. These departments have expanded by adding new products as well as entering new geographic markets.

NONINTEREST EXPENSE

Noninterest expense was $7.8 million for the quarter ended June 30, 1999 and $16.5 million for the first six months of 1999 compared to $7.6 million and $14.5 million for the same periods in 1998. The majority of the increases were attributable to the expansion of the Bank's wholesale loan divisions.



ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK

In Management's opinion there has not been a material change in BYL Bancorp's market risk profile during the three months ended June 30, 1999. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. BYL Bancorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and market risk in loans originated for sale as a result of changes in interest rates. To that end, management actively monitors and manages its inherent rate risk exposure. BYL Bancorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within BYL Bancorp's guidelines of acceptable levels of risk-taking.

At June 30, 1999, BYL Bancorp had $261 million of assets and $237 million of liabilities repricing within one year. Therefore, $24 million more in interest rate sensitive assets than interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. Conversely, if rates were to rise, the reverse would apply, and BYL Bancorp's net income would increase.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
           CONTINUED

YEAR 2000 RISK

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
            CONTINUED

YEAR 2000 RISK - CONTINUED

COSTS AND RISKS

A few computer hardware and software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. The Company has spent approximately $32,000 as of June 30, 1999 to address Year 2000 issues and estimate total costs over the two year period 1999-2000 to be approximately $107,000, which will come from general funds. None of these costs, however, are expected to materially impact the Company's result of operations in any one reporting period.

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

               None

     Item 3 - Defaults upon Senior Securities

               None

     Item 4 - Submission of Matters to a Vote of Security Holders

               On June 29, 1999, the Company held its annual meeting. At that meeting the Company elected the five directors nominated by the Company's Board of Directors.

     Item 6 - Exhibits and Reports on Form 8-K

     A)  Exhibits

     EXHIBIT NO.                            EXHIBIT
         2.1 Plan of Reorganization and Merger Agreement - Annex 1 of Written Consent Statement/Prospectus (A)
         3.1        Articles of Incorporation of Registrant (A)
         3.2        Amendment to Articles of Incorporation of Registrant (A)
         3.3        Bylaws of the Registrant (A)
         4.1 Specimen Certificate evidencing shares of Registrant's Common Stock (A)
         4.2 Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Share of Registrant- Annex II of Proxy Statement/Prospectus incorporated by reference (A)
         10.1       Form of Indemnification Agreement (A)
         10.2       BYL Bancorp 1997 Stock Option Plan ( C )
         10.3       Form of Proxy, Proxy Statement and Notice of Annual
                    Meeting (E)
         10.4       Employment Agreement - Mr. Robert Ucciferri (A)
         10.5       Employment Agreement - Mr. Barry J. Moore (A)
         10.6       Employment Agreement - Mr. Michael Mullarky (A)
         10.7       Employment Agreement - Ms. Gloria Van Kampen (D)
         10.8       Salary Continuation Agreement - Mr. Robert Ucciferri (A)
         10.9       Salary Continuation Agreement - Mr. Barry J. Moore (A)
         10.10      Agreement and Plan of Reorganization with DNB Financial (B)

      (A) Filed as an Exhibit to the Registrant's Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.
      (B)  Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.
      (C) Filed as an Exhibit to the Registration Statement on Form S-8 filed on May 15, 1999.
      (D) Filed as an Exhibit to the Annual Report on Form 10-K as of December 31, 1998.
      (E) Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 9998, incorporating Schedule 14 A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on May 18, 1999.


     B)  Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BYL BANCORP


Date:             August 13, 1999          /s/ ROBERT UCCIFERRI
                                           ------------------------------
                                           Robert Ucciferri
                                           President and
                                           Chief Executive Officer


Date:             August 13, 1999          /s/ BARRY J. MOORE
                                           -------------------------------
                                           Barry J. Moore
                                           Chief Operating Officer and
                                           Senior Executive Vice President