Form 10-Q
period 1999-09-30
BYL BANCORP
filed 1999-11-15
CIK 1039311

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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

On November 12, 1999, there were 2,534,835 shares of BYL Bancorp Common Stock outstanding.

                           BYL BANCORP AND SUBSIDIARY
                               SEPTEMBER 30, 1999


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                             ------
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at September 30, 1999 and
                  December 31, 1998..................................................................          3
         Consolidated Condensed Statement of Income for the three
                  months and nine months ended September 30, 1999 and 1998...........................          4
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
                  January 1, 1997 through September 30, 1999.........................................          5
         Consolidated Condensed Statement of Cash Flows for the nine months ended
                  September 30, 1999 and 1998........................................................          6
         Notes to Consolidated Financial Statements..................................................          7 -8
Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................................          9-13
Item 3 - Quantitative and Qualitative Disclosures About Market Risk..................................         13-15

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...........................................................................         15
Item 2 - Changes in Securities.......................................................................         15
Item 3 - Defaults upon Senior Securities.............................................................         15
Item 4 - Submission of Matters to a Vote of Security Holders.........................................         15
Item 5 - Other Information...........................................................................         16
Item 6 - Exhibits and Reports on Form 8-K............................................................         16

ITEM 1. FINANCIAL STATEMENTS

                           BYL BANCORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            September 30,           December 31,
                                                                                1999                   1998
                                                                         -----------------       ----------------
Cash and Due From Bank                                                          $  23,001              $  14,214
Federal Funds Sold                                                                 21,600                 18,700
                                                                         -----------------       ----------------
                                TOTAL CASH AND CASH EQUIVALENTS                    44,601                 32,914

Investment Securities                                                              25,729                 17,244
Loans Held For Sale                                                               105,080                 74,598

Loans                                                                             164,185                166,454
Allowance for Loan Losses                                                         ( 2,543)               ( 2,300)
                                                                         -----------------       ----------------
                                                      NET LOANS                   161,642                164,154

Premises and Equipment                                                              6,780                  6,082
Other Real Estate Owned                                                               744                    971
Goodwill                                                                            1,355                  1,445
Interest-Only Strips Receivable and Servicing Assets                               14,412                  9,025
Accrued Interest and Other Assets                                                   7,370                 11,580
                                                                         -----------------       ----------------

                                                                                $ 367,713              $ 318,013
                                                                         =================       ================

Noninterest-Bearing Deposits                                                    $  67,680              $  69,863
Interest-Bearing Deposits                                                         269,315                217,343
                                                                         -----------------       ----------------
                                                 TOTAL DEPOSITS                   336,995                287,206

Accrued Interest and Other Liabilities                                              2,213                  3,925
                                                                         -----------------       ----------------
                                              TOTAL LIABILITIES                   339,208                291,131

Common Shares                                                                      12,777                 12,760
Retained Earnings                                                                  15,216                 13,602
Accumulated Other Comprehensive Income                                                512                    520
                                                                         -----------------       ----------------

                                     TOTAL SHAREHOLDERS' EQUITY                    28,505                 26,882
                                                                         -----------------       ----------------

                                                                                $ 367,713              $ 318,013
                                                                         =================       ================


ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                           BYL BANCORP AND SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            For the Three Months Ended             For the Nine Months Ended
                                                   September 30,                         September 30,
                                         ----------------------------------    ----------------------------------
                                             1999                 1998             1999                 1998
                                         -------------        -------------    -------------        -------------
Interest Income                                $7,192              $ 6,165          $20,130              $17,429
Interest Expense                                3,053                2,082            8,419                5,918
                                         -------------        -------------    -------------        -------------

               Net Interest Income              4,139                4,083           11,711               11,511

Provision for Loan Losses                         130                  240              361                  780
                                         -------------        -------------    -------------        -------------

         Net Interest Income after
         Provision for Loan Losses              4,009                3,843           11,350               10,731

Noninterest Income                              6,867                6,056           18,048               16,384
Noninterest Expense                             9,058                7,433           25,529               21,954
                                         -------------        -------------    -------------        -------------

               Income Before Taxes              1,818                2,466            3,869                5,161

Income Taxes                                      775                1,083            1,685                2,354
                                         -------------        -------------    -------------        -------------

                        Net Income             $1,043              $ 1,383          $ 2,184              $ 2,807
                                         =============        =============    =============        =============

Per Share Data:
   Net Income - Basic                          $  .41              $  0.55          $  0.86              $  1.12
                                         =============        =============    =============        =============
   Net Income - Diluted                        $  .41              $  0.52          $  0.85              $  1.05
                                         =============        =============    =============        =============



ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                                  BYL BANCORP
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                        Accumulated
                                                                                          Other
                                          Common Shares    Comprehensive   Retained    Comprehensive
                                    ------------------------
                                     Number       Amount        Income     Earnings       Income        Total
                                    ----------  ------------  -----------  ----------   -----------   ----------
Balance at January 1, 1997          2,399,919      $ 11,945                  $ 7,602    $(     113)     $19,434
Comprehensive Income:
   Net Income                                                    $ 2,855       2,855                      2,855
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale
          Securities, Net                                             86                        86           86
                                                              -----------
Total Comprehensive Income                                       $ 2,941
                                                              ===========
Dividends on Common                                                            ( 502)                     ( 502)
Options Exercised                     104,075           683                                                 683
Common Stock Retired                    ( 823)          ( 6)                                                ( 6)
                                    ----------  ------------               ----------   -----------   ----------

Balance at December 31, 1997        2,503,171        12,622                    9,955          ( 27)      22,550
Comprehensive Income:
   Net Income                                                    $ 4,116       4,116                      4,116
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale
         Securities, Net                                             183                       183          183
      Unrealized Gain on Interest-Only
         Strips, Net                                                 364                       364          364
                                                              -----------
Total Comprehensive Income                                       $ 4,663
                                                              ===========
Exercise of Stock Option               28,131           138                                                 138
Dividends on Common                                                            ( 467)                     ( 467)
Fractional Shares from Merger
   with DANB                                                                     ( 2)                       ( 2)
                                    ----------  ------------               ----------   -----------   ----------

Balance at December 31, 1998        2,531,302        12,760                   13,602           520       26,882
Comprehensve Income:
   Net Income                                                    $ 2,184       2,184                      2,184
   Other Comprehensive Income-
      Unrealized Gain on
       Interest-Only
         Strips, Net                                                 ( 8)                      ( 8)         ( 8)
                                                              -----------
Total Comprehensive Income                                       $ 2,176
                                                              ===========
   Exercise of Stock Option             3,533            17                                                  17
   Dividends on Common                                                         ( 570)                     ( 570)
                                    ----------  ------------               ----------   -----------   ----------

Balance at September 30, 1999       2,534,835      $ 12,777                  $15,216       $   512      $28,505
                                    ==========  ============               ==========   ===========   ==========

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                           BYL BANCORP AND SUBSIDIARY
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                     For the Nine Months Ended
                                                                                           September 30,
                                                                               --------------------------------------
                                                                                   1999                    1998
                                                                               --------------         ---------------
OPERATING ACTIVITIES
   Net Income                                                                      $   2,184               $   2,807
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                 1,356                     960
         Provision for Loan Losses                                                       361                     780
         Net Change in Loans Held for Sale                                          ( 30,482)                ( 8,234)
         Other Items - Net                                                           ( 2,893)                ( 1,986)
                                                                               --------------         ---------------
                                                     NET CASH USED BY
                                                 OPERATING ACTIVITIES               ( 29,474)                ( 5,673)

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                                     -                   2,447
   Purchases of Investment Securities                                               ( 10,101)                ( 7,571)
   Maturities of Investment Securities                                                 6,398                  18,295
   Net Change in Loans                                                               ( 3,044)               ( 25,078)
   Purchase of Premises and Equipment                                                ( 1,964)                ( 1,271)
   Other Items - Net                                                                     636                   1,005
                                                                               --------------         ---------------
                                                     NET CASH USED BY
                                              BY INVESTING ACTIVITIES                ( 8,075)               ( 12,173)

FINANCING ACTIVITIES
   Net Change in Borrowed Funds                                                            -                 ( 4,465)
   Net Change in Deposits                                                             49,789                  46,699
   Proceeds from Exercise of Options                                                      17                     112
   Dividends                                                                           ( 570)                  ( 342)
                                                                               --------------         ---------------
                                                    NET CASH PROVIDED
                                              BY FINANCING ACTIVITIES                 49,236                  42,004
                                                                               --------------         ---------------

                               INCREASE  IN CASH AND CASH EQUIVALENTS                 11,687                  24,158

Cash and Cash Equivalents at Beginning of Period                                      32,914                  11,894
                                                                               --------------         ---------------

                                            CASH AND CASH EQUIVALENTS
                                                     AT END OF PERIOD             $   44,601              $   36,052
                                                                               ==============         ===============

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.



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

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED

The following tables summarize segment operations for the nine months ended September 30, 1999 and 1998.


                                                                  Nine Months Ended September 30, 1999
                                                   ----------------------------------------------------------------
                                                         Wholesale Segments            Retail            Total
                                                   -------------------------------
                                                      Mortgage           SBA           Segment          Company
                                                   --------------  ---------------  --------------   --------------
          CONDENSED INCOME STATEMENT
Net Interest Income                                     $  2,155         $  2,403        $  7,153         $ 11,711
Noninterest Income                                        12,306            4,449           1,293           18,048
Operating Expense                                       ( 12,054)         ( 3,252)        ( 5,905)        ( 21,211)
                                                   --------------  ---------------  --------------   --------------
                            OPERATIONAL PROFIT             2,407            3,600           2,541            8,548
Provision for Loan Losses                                                                                    ( 361)
Administrative Costs                                                                                       ( 4,228)
Goodwill Amortization                                                                                         ( 90)
Income Taxes                                                                                               ( 1,685)
                                                                                                     --------------
                                    NET INCOME                                                            $  2,184
                                                                                                     ==============

Loans Originated for Sale During 1999                  $ 428,000        $ 130,000
Loans Sold during 1999                                 $ 427,000         $ 85,000


                                                                    Nine Months Ended September 30, 1998
                                                   ----------------------------------------------------------------
                                                         Wholesale Segments            Retail            Total
                                                   -------------------------------
                                                      Mortgage           SBA           Segment          Company
                                                   --------------  ---------------  --------------   --------------
          CONDENSED INCOME STATEMENT
Net Interest Income                                     $  2,077         $  2,342        $  7,092         $ 11,511
Noninterest Income                                        10,909            3,104           2,371           16,384
Operating Expense                                        ( 8,648)         ( 2,788)        ( 7,287)        ( 18,723)
                                                   --------------  ---------------  --------------   --------------
                            OPERATIONAL PROFIT             4,338            2,658           2,176            9,172
Provision for Loan Losses                                                                                    ( 780)
Administrative Costs                                                                                       ( 3,141)
Goodwill Amortization                                                                                         ( 90)
Income Taxes                                                                                               ( 2,354)
                                                                                                     --------------
                                    NET INCOME                                                            $  2,807
                                                                                                     ==============

Loans Originated for Sale During 1998                  $ 198,000         $ 54,000
Loans Sold during 1998                                 $ 197,000         $ 49,000


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

ACQUISITIONS

On May 29, 1998, the Company completed the acquisition with DNB Financial ("DNBF"), parent company of De Anza National Bank on a pooling-of-interests basis, and, accordingly, the Company's historical consolidated results have been restated. Under the terms of the Agreement and Plan of Reorganization, each share of DNBF Common Stock was exchanged for 4.12 shares of the Company's Common Stock. A total of 956,641 shares of the Company's Common Stock were issued to DNBF shareholders. Also, on May 29, 1998, De Anza National Bank, DNBF's only subsidiary, merged with and into BYL Bank Group.

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

OVERVIEW

For the three months ended September 30, 1999, the Company reported net income of $1,043,000, or $0.41 per share compared to a net income of $1,383,000, or $0.52 per share for the same three month period in 1998.

For the first nine months of 1999, the Company reported net income of $2.2 million compared to $2.8 million in 1998. The annualized return on average assets was .85% for 1999 compared to 1.41% in 1998. Annualized return on shareholders equity was 10.57% in 1999 compared to 15.80% in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


FINANCIAL CONDITION

Total assets as of September 30, 1999, increased 15.63% to $367.7 million in comparison to total assets of $318.0 million as of December 31, 1998. The majority of this asset growth was centered in loans held for sale, which increased, by $30 million. This growth was funded by a $49.8 million increase in deposits.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                                    September 30,                   December 31,
                                                        -------------------------------------
                                                             1999                 1998                  1998
                                                        ----------------     ----------------      ----------------
Loans 90 day past due and still accruing                        $    49              $   144               $   223
Loans on nonaccrual                                               2,598                1,697                 1,807
                                                        ----------------     ----------------      ----------------
                              Nonperforming Loans                 2,647                1,841                 2,030
Other real estate owned (OREO)                                      744                1,286                   971
                                                        ----------------     ----------------      ----------------
                             Nonperforming Assets               $ 3,391              $ 3,127               $ 3,001
                                                        ================     ================      ================

Nonperforming Loans as a Percent
   of Total Loans                                                 0.98%                0.84%                 1.23%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                                        96.07%              134.11%               113.30%
Nonperforming Assets as a Percent
   of Total Assets                                                0.92%                1.11%                 0.94%


The Company's asset quality has remained the same in 1999 as evidenced by a decrease in the ratio of nonperforming loans to total loans which decreased to
 .98% at September 30, 1999 from 1.23% at December 31, 1998. Conversely, the allowance for loan losses as a percent of nonperforming loans decreased to 96.07% at September 30, 1999, down from 113.30% at December 31, 1998. A portion of this decrease is due to the increase in nonaccrual loans. The ALLL at September 30, 1999 was 1.55% of total loans compared to 1.38% at December 31, 1998. At September 30, 1999, the Company had nine properties of OREO with a total book value of $744,000. The Company believes all properties will be liquidated without any significant losses.

LIQUIDITY

The origination and sale of its wholesale loan products impact the Bank's liquidity significantly. The loan to deposit ratio at September 30, 1999 was 79.9%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 48.7%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


CAPITAL RESOURCES

Total shareholders equity at September 30, 1999 totaled $28.5 million, which represents a 6.0% increase from $26.8 million at December 31, 1998.

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


                                                                        September 30,     December 31,
                                                        Ratio              1999               1998
                                                    ---------------   ----------------   ---------------
Tier 1 Capital (to Average Assets)                           4.00%              7.34%             7.90%
Tier 1 Capital (to Risk Weighted Assets)                     4.00%              9.61%            10.00%
Total Capital (to Risk Weighted Assets)                      8.00%             10.55%            10.94%


Management is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are likely to have material effects on the liquidity, capital resources or operations of the Company.

ANALYSIS OF NET INTEREST INCOME AND MARGIN

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $4.14 million for the quarter ended September 30, 1999, compared to $4.08 for the quarter ended September 30, 1998 and $11.71 million for the nine months ended September 30, 1999 compared to $11.51 million for the nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

ANALYSIS OF NET INTEREST INCOME AND MARGIN -CONTINUED

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

                                      Three Months Ended              Nine Months Ended             Year Ended
                                        September 30,                   September 30,              December 31,
                                 -----------------------------   ----------------------------
                                     1999            1998            1999           1998               1998
                                 -------------   -------------   -------------  -------------    -----------------
Interest Income                       $ 7,192         $ 6,165        $ 20,130       $ 17,429            $  24,016
Interest Expense                        3,053           2,082           8,419          5,918                8,406
                                 -------------   -------------   -------------  -------------    -----------------

          Net Interest Income         $ 4,139         $ 4,083        $ 11,711       $ 11,511            $  15,610
                                 =============   =============   =============  =============    =================

Average Earning Assets              $ 290,808       $ 245,889       $ 290,114      $ 234,035           $  243,901
Net Interest Margin                     5.69%           6.64%           5.38%          6.56%                6.40%


The net interest margin declined in 1999 compared to the same periods in 1998 due to the increase in lower yielding earning assets and the 75 basis point decline in the prime rate during the fourth quarter of 1998. The prime rate was 8.50% for the first nine months of 1998, and then experienced 25 basis points declines in September, October and November to end the year at 7.75%. The prime rate increased 25 basis points in July and August 1999 to 8.25%.

PROVISION FOR LOAN LOSSES

BYL Bancorp made a $130,000 and $361,000 contribution to the allowance for loan losses for the three and nine months ended September 30, 1999 compared to $240,000 and $780,000 for the three and nine months ended September 30, 1998. Management believes that the allowance, which equals 1.55% of total loans at September 30, 1999, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 1999 and 1998 are as follows (dollar amounts in thousands):

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                     1999          1998            1999          1998
                                                  ------------  ------------    ------------  ------------
Allowance, Beginning of Period                        $ 2,458       $ 2,324         $ 2,300       $ 1,923
Provision for Loan Losses                                 130           240             361           780
Loans Charged Off - net of Recoveries                    ( 45)         ( 95)          ( 118)        ( 234)
                                                  ------------  ------------    ------------  ------------

Allowance, End of Period                              $ 2,543       $ 2,469         $ 2,543       $ 2,469
                                                  ============  ============    ============  ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


NONINTEREST INCOME

Noninterest income was $6.9 million for the quarter ended September 30, 1999 compared to $6.1 million for the same period in 1998. Similarly for the first nine months of 1999, noninterest income was $18.0 million compared to $16.4 million for the same period in 1998. Approximately $1 million of this increase is attributable to the securitizaton of approximately $47.1 million of commercial loans. The remainder is attributable to the expansion of the Bank's wholesale loan divisions. These departments have expanded by adding new products as well as entering new geographic markets.

NONINTEREST EXPENSE

Noninterest expense was $9.1 million for the quarter ended September 30, 1999 and $25.5 million for the first nine months of 1999 compared to $7.4 million and $22.0 million for the same periods in 1998. The majority of the increases were attributable to the expansion of the Bank's wholesale loan divisions.



ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK

In Management's opinion there has not been a material change in BYL Bancorp's market risk profile during the three months ended September 30, 1999. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. BYL Bancorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and market risk in loans originated for sale as a result of changes in interest rates. To that end, management actively monitors and manages its inherent rate risk exposure. BYL Bancorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within BYL Bancorp's guidelines of acceptable levels of risk-taking.

At September 30, 1999, BYL Bancorp had $269 million of assets and $263 million of liabilities repricing within one year. Therefore, $6 million more in interest rate sensitive assets than interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. Conversely, if rates were to rise, the reverse would apply, and BYL Bancorp's net income would increase.

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

STATE OF READINESS

In accordance with FDIC guidelines, the Company developed a comprehensive plan which management believes will result in timely and adequate modifications of the Company's systems and technology to address Year 2000 issues. The plan calls for all system conversions and testing to be substantially completed by December 31, 1999. Management has completed a top-down assessment of all mission-critical and other systems for Year 2000 compliance and are currently in the fifth and final phase for compliance, "final preparation and follow-up", as defined by the FFIEC. Management has also tested non-information technology systems, such as microprocessors controlling environmental and alarm systems, and found them to be Year 2000 compliant.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
                CONTINUED

YEAR 2000 RISK - CONTINUED

COSTS AND RISKS

A few computer hardware and software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. The Company has spent approximately $41,000 as of September 30, 1999 to address Year 2000 issues and estimate total costs over the two year period 1999-2000 to be approximately $101,000, which will come from general funds. None of these costs, however, are expected to materially impact the Company's result of operations in any one reporting period.

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

               None

     Item 4 - Submission of Matters to a Vote of Security Holders

               None

     Item 6 - Exhibits and Reports on Form 8-K

     A)  Exhibits

     EXHIBIT NO.                            EXHIBIT

       2.1 Plan of Reorganization and Merger Agreement - Annex 1 of Written Consent Statement/Prospectus (A)
       3.1    Articles of Incorporation of Registrant (A)
       3.2    Amendment to Articles of Incorporation of Registrant (A)
       3.3    Bylaws of the Registrant (A)
       4.1    Specimen Certificate evidencing shares of Registrant's Common
              Stock (A)
       4.2 Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Share of Registrant- Annex II of Proxy Statement/Prospectus incorporated by reference (A)
       10.1   Form of Indemnification Agreement (A)
       10.2   BYL Bancorp 1997 Stock Option Plan ( C )
       10.3   Form of Proxy, Proxy Statement and Notice of Annual Meeting (E)
       10.4   Employment Agreement - Mr. Robert Ucciferri (A)
       10.5   Employment Agreement - Mr. Barry J. Moore (A)
       10.6   Employment Agreement - Mr. Michael Mullarky (A)
       10.7   Employment Agreement - Ms. Gloria Van Kampen (D)
       10.8   Salary Continuation Agreement - Mr. Robert Ucciferri (A)
       10.9   Salary Continuation Agreement - Mr. Barry J. Moore (A)
       10.10  Salary Continuation Agreement - Mr. Michael H. Mullarky
       10.11  Salary Continuation Agreement - Ms. Gloria Van Kampen
       10.12  Agreement and Plan of Reorganization with DNB Financial (B)

(A) Filed as an Exhibit to the Registrant's Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.
(B) Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.
(C) Filed as an Exhibit to the Registration Statement on Form S-8 filed on May 15, 1998.
(D)    Filed as an Exhibit to the Annual Report on Form 10-K as of December 31,
       1998.
(E) Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1998, incorporating Schedule 14 A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on May 18, 1999.


B) Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BYL BANCORP


Date:             November 12, 1999          /s/ Robert Ucciferri
                                             ---------------------------
                                             Robert Ucciferri
                                             President and
                                             Chief Executive Officer


Date:             November 12, 1999          /s/Barry J. Moore
                                             ---------------------------
                                             Barry J. Moore
                                             Chief Operating Officer and
                                             Senior Executive Vice President