Form 10-K405
period 1999-12-31
BYL BANCORP
filed 2000-04-14
CIK 1039311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission File Number 000-23257

                                   BYL BANCORP

              CALIFORNIA                                       33-0755794
   (State or other jurisdiction of                           (IRS Employer
    Incorporation or organization)                        Identification No.)

1875 NORTH TUSTIN STREET, ORANGE, CALIFORNIA                   92685
  (Address of principal executive offices)                     (Zip Code)


                    Issuer's telephone number: (714) 685-1317

         SECURITIES REGISTERED UNDER SECTION 12(b) OF EXCHANGE ACT: NONE
           SECURITIES REGISTERED UNDER SECTION 12(g) OF EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 /X/

There were 2,537,102 shares of Common Stock outstanding at April 6, 2000. The aggregate market value of Common Stock held by non-affiliates at April 6, 2000 was approximately $21.1 million based upon the last known trade of $10.06 per share on April 6, 2000.

Documents incorporated by reference: The proxy statement for the Annual Meeting of Shareholders of the registrant to be held in the second or third quarter of 2000. Certain information therein is incorporated by reference in Part III hereof.

                                                    BYL BANCORP

                                                 TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
Part I

   Item 1.   Business......................................................................................... 3
   Item 2.   Properties.......................................................................................18
   Item 3.   Legal Proceedings................................................................................18
   Item 4.   Submission of Matters to a Vote of Security Holders..............................................18

Part II

   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters........................19
   Item 6.   Selected Financial Data..........................................................................20
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.............22
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................................37
   Item 8.   Financial Statements and Supplementary Data......................................................40
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............76

Part III

   Item 10.  Directors and Executive Officers of the Registrant...............................................76
   Item 11.  Executive Compensation...........................................................................76
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...................................76
   Item 13.  Certain Relationships and Related Transaction....................................................76

Part IV

   Item 14.  Exhibits Financial Statement Schedules, and Reports on Form 8-K..................................77

                                     PART I


ITEM 1:  BUSINESS

GENERAL

BYL Bancorp (hereinafter the "Company") was incorporated under the laws of the State of California in 1997 and commenced operations in November 1997 as a bank holding company of BYL Bank Group (the "Bank"), which changed its name from Bank of Yorba Linda in June 1998. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Federal Reserve's Board of Governors, the Company's primary regulator. As of December 31, 1999, the Company had total assets of approximately $354 million, total deposits of $323 million and total shareholders' equity of $29 million.

The Bank was incorporated under the laws of the State of California in 1979 and was licensed by the California State Banking Department, now known as of the California Department of Financial Institutions ("DFI") and commenced operations as a California state chartered bank on March 3, 1980. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"), but like most banks of its size in California, is not a member of the Federal Reserve Bank.

The Bank is a California commercial bank that operates from its main office in Orange, California and operates seven full-service banking centers in the Bank's primary market areas of Orange and Riverside counties, California. The Bank specializes in originating and selling non-conforming and conforming residential real estate loans and SBA guaranteed loans. The Bank's specialized loan origination divisions, non-conforming mortgages and SBA guaranteed loans, operate under the name of Bank of Yorba Linda, a division of BYL Bank Group. The Bank's principal office is located at 1875 North Tustin Avenue, Orange, California. The Bank's Mortgage Division is currently located in Tustin, California. The Bank's SBA Loan Division is currently located in Mission Viejo, California. The Bank also has mortgage origination offices in Colorado, Indiana, Florida, Kansas, Northern California, Nevada, Utah and Washington state. On March 26, 1999, the Bank closed its Laguna Hills office and relocated the branch's assets and liabilities to its Costa Mesa office. On May 20, 1999, the Bank closed its Riverside branch office and relocated the branch's assets and liabilities to its De Anza office.

FOCUS AND OPERATING STRATEGY

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

From 1990 to 1999, the Bank's operating strategy emphasized: (i) expansion of its programs for originating and selling mortgage loans and SBA guaranteed loans; (ii) continued focus upon providing personalized quality banking products to small to medium-size businesses, professionals, general retail clients and the local community; and (iii) continued expansion of the Bank, primarily in Orange County and Riverside County, California, through internal growth and, when favorable, through selective acquisitions of, or mergers with, healthy, distressed or failed institutions or the selective acquisition of branches of such institutions; however, the Bank has no written or oral agreements regarding any such activities at this time.

RESTRUCTURING

However, during the fourth quarter of 1999, the Company determined that the maximum potential value of the Bank's commercial loan originations would be realized through the retention of these loans in the Bank's loan portfolio. This decision was based upon the current and anticipated returns obtainable from either the sale or securitization of these commercial loan originations and the proposed increased capital requirements on loan securitzations. The shift in the Bank's strategy from loan sales or securitizations to portfolio retention will require increasing levels of capital in order to maximize the value of the Bank's ability to generate commercial loans at premium yields. In order to conserve the Bank's capital to implement this strategic change, the Board of Directors suspended the quarterly cash dividend for the fourth quarter of 1999.

The Bank is currently evaluating various possible alternatives of increasing capital, including the issuance of various kinds of securities and the divestiture or closing of those operations which were expected to continue to provide rates of return below the Bank's targeted ROI. On February 4, 2000, the Bank completed the sale of its automobile loan portfolio of approximately $38 million and closed its automobile division. On February 22, 2000, the Bank completed the sale of its Diamond Bar Mortgage Division, an originator of Agency conforming residential mortgages. As a result of this restructuring, the Company expects to report a loss for the first quarter 2000 of approximately $500,000. The Company also suspended quarterly dividends effective January 1, 2000. The Company continues to explore various means to increase capital and shareholder value, including the raising of additional capital, the formation of a holding company subsidiary that would house many of the Bank's current lending activities, and forming strategic alliances with other well-positioned financial institutions.

SALE OF UNGUARANTEED INTERESTS IN SBA LOANS

On December 10, 1998, the Bank entered into a Pooling and Servicing Agreement dated as of October 1, 1998 (the "SBA Pooling Agreement") between the Bank, as Servicer and Master Servicer, and Marine Midland Bank, as Trustee (the "Trustee") whereby the Bank transferred certain unguaranteed interests (the "Unguaranteed Interests") in loans (the "SBA Loans") partially guaranteed by the U.S. Small Business Administration ("SBA") to a newly-created trust (the "Trust") for the benefit of the SBA and the holders of certificate representing interests in such Trust. The Trust consists of the Unguaranteed Interests in such SBA Loans that are subject to the Pooling Agreement, and the Trust has issued three (3) classes of certificates representing certain fractional undivided ownership interests in the Trust. The Aggregate principal amount of the Unguaranteed Interests delivered to the Trust on October 31, 1998 equaled approximately $38.1 million.

Pursuant to the SBA Pooling Agreement, the Trust issued $34.4 million aggregate principal amount of BYL Bank Group SBA Loan-Backed Adjustable Rate Certificate, Series 1998-1, Class A ("Class A Certificate"), $6.02 million aggregate principal amount of BYL Bank Group SBA Loan-Backed Adjustable Rate Certificate, Series 1998-1, Class M. ("Class M Certificate") and $2.58 million aggregate principal amount of BYL Bank Group SBA Loan-Back Adjustable Rate Certificates, Series 1998-1, Class B ("Class B Certificate").

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

SALE OF COMMERCIAL LOANS

On August 11, 1999, the Bank entered into a Pooling and Servicing Agreement dated as of June 30, 1999 (the "Business Loan Pooling Agreement") among the Bank, as seller and master servicer, HSBC Bank USA, as Trustee, and Bankers Trust (Delaware) as Delaware Trustee, whereby the Bank has transferred a pool of business loans to a newly-created trust (the "Business Loan Trust") for the benefit of the holders of certificates representing interests in such Business Loan Trust. The Business Loan Trust consists of the Business Loans that are subject to the Business Loan Pooling Agreement, land the Business Loan Trust has issued three (3) classes of certificates representing certain fractional undivided ownership interests in the Business Loan Trust. The aggregate principal amount of the Business Loans delivered to the Business Loan Trust on August 11, 1999 equaled approximately $47.1 million.

Pursuant to the Business Loan Pooling Agreement, the Trust issued $16 million aggregate principal amount of BYL Bank Group Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class A-1 ("Class A-1 Certificates"), $12 million aggregate principal amount of BYL Bank Group Business Loan-Backed Pass Through Certificates, Series 1999-1, Class A-2 Certificates ("Class A-2 Certificates"); $27.2 million aggregate principal amount of BYL Bank Group Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class A-3 Certificates ("Class A-3 Certificates"); $4.8 million aggregate principal amount of BYL Bank Group Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class B Certificates ("Class B-1 Certificates"); and BYL Bank Group Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class R Certificates ("Class R Certificates").

The Class A Certificates were sold to a limited number of "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933, and institutional "Accredited Investors" as defined in Rule 501 under the Securities Act. The Class B-1 Certificates and the Class R Certificates were retained by the Bank and are subordinate to the Class A-1 Certificates, the Class A-2 Certificates and the Class A-3 Certificates.

REGULATORY ACTIONS, PROMPT CORRECTIVE ACTION AND CAPITAL RESTORATION PLAN

The two securitization transactions described above were accounted for as sales in accordance with Generally Accepted Accounting Principles. However, as a result of a recent FDIC examination, the FDIC has indicated that such transactions are considered to be with recourse, that the Bank did not adequately support the assumptions utilized to project the value assigned to various residual assets retained in the securitizations completed in 1998 and 1999, that the FDIC has advised the Bank it believes these assets are overstated $2.7 million on a pre-tax basis, that the Bank's Total Risk Based Capital Ratio has been recalculated to 7.99%, which does not include the FDIC's perceived overstatement, and that the Bank is considered to be undercapitalized for purposes of Prompt Corrective Action (see "-Prompt Corrective Action" below) because the Bank's Total Risk Based Capital Ratio as calculated by the FDIC was 0.01% less than being adequately capitalized. The Bank also believes that the FDIC may issue a formal enforcement action in the near future. As a result, the Bank has filed a capital restoration plan with the FDIC, which provides that as a result of the sale of the Bank's $38 million auto portfolio, the closing of the Indirect Auto division and the sale of the Diamond Bar Mortgage Division, the Bank expects to be adequately capitalized by March 31, 2000. The capital restoration plan also provides for increasing levels of capital every quarter until the Bank is well capitalized in 2001. Further, the Bank has eliminated asset securitizations from its business plan. The Bank will continue operations of all traditional retail banking activities through the Bank's existing branch system.

Management strongly disagrees with the FDIC conclusions in this matter and intends to appeal the FDIC findings. In connection with this appeal, the Bank has engaged a reputable third-party consultant to evaluate the assumptions used in the valuation of these assets as well as design a new valuation model for ongoing measurement of the changes in valuation of these assets.

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

The Company and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services. Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by its subsidiaries, or by any of its affiliates. Further, the Company and its subsidiary is required to maintain certain levels of capital. See, "Effect of Governmental Policies and Recent Legislation Capital Standards."

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

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. Under applicable regulatory guidelines, the Bank is considered to be "Undercapitalized" at December 31, 1999. See REGULATORY ACTIONS, PROMPT CORRECTIVE ACTION AN CAPITAL RESTORATION PLAN.

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

        "UNDERCAPITALIZED"                           "SIGNIFICANTLY UNDERCAPITALIZED"

Total risk-based capital less than 8%;           Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 4%; or       Tier 1 risk-based capital less than 3%; or
  Leverage ratio less than 4%.                     Leverage ratio less than 3%.

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

FINANCIAL MODERNIZATION LEGISLATION

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Gramm Act"). The Gramm Act is expected to have a major impact on cross-industry mergers, customer privacy and lending to lower-income communities. The Gramm Act repeals the Glass Steagall Act of 1937 that separated commercial and investment banking, and eliminates the Bank Holding Company Act's prohibition on insurance underwriting activities. The Gramm Act allows both holding company subsidiaries and national bank operating subsidiaries to offer a wide range of new financial services, including insurance or securities sales. However, real estate development and insurance underwriting would be restricted to affiliates and can not be performed by bank operating subsidiaries. State laws will govern insurance sales, but states can not discriminate against national bank by preventing national banks from conducting insurance activities that nonbanks may conduct. The Gramm Act bars a bank holding company from merging with insurance or securities firms, or embarking on new powers, if any of its banks earned less than a "satisfactory" CRA rating in its most recent examination. The Gramm Act also provides that customers will have the right to prevent banks from sharing information with third parties. The Gramm Act is expected to further increase competition in providing financial services.

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

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank has consistently been rate "satisfactory" and was examined most recently during the fourth quarter of 1998. The final report of examination has been received, and the Bank received a "satisfactory" rating.

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

BUSINESS CONCENTRATIONS

As of December 31, 1999, the Company had approximately $354 million in assets and $323 million in deposits. No individual or single group of related accounts is considered material in relation to the Company's totals, or in relation to its overall business.

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

EMPLOYEES

At December 31, 1999, the Bank had a total of 328 full-time employees and 28 part-time employees. The Bank believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Company currently maintains an administrative facility in Orange, California, which is utilized by the Company and the Bank. The Bank also maintains seven full service branches, one regional loan center and six loan production offices. The Bank owns three of its branch locations and leases all of its other facilities. For additional information regarding the Bank's lease obligations, see Note E to the Consolidated Financial Statements, included in
Item 8 hereof.

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

No matters were submitted to a vote of securities holders during the fourth quarter of 1999.

                                     PART II


ITEM 5.  MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The equity securities of BYL Bancorp consist of one class of common stock, of which there were 2,537,102 shares outstanding, held by approximately 800 shareholders of record at year-end 1999. Holders of the common stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, as specified by the California Financial Code. During 1999 and 1998, the Company paid quarterly cash dividends of $0.075 per share and $0.05 per share, respectively. During the first quarter of 2000 the Company has suspended the payment of quarterly cash dividends.

Management of the Company is aware of five (5) securities dealers who maintain an inventory and make a market in its Common Stock. The market makers are Ryan, Beck & Co., Wedbush Morgan Securities Inc., Herzog, Heine & Geduld, Sutro & Co. and Sandler, O'Neill & Partners.

The information set forth in the table below summarizes, for the periods indicated, the bid and ask prices of the Company Common Stock. These quotes do not necessarily include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below.

          1998
-------------------------
First Quarter                                21.875              23.125
Second Quarter                               23.250              23.500
Third Quarter                                21.500              21.500
Fourth Quarter                               18.000              18.500

          1999
-------------------------

First Quarter                                16.750              17.563
Second Quarter                               13.375              13.625
Third Quarter                                13.250              13.688
Fourth Quarter                               11.750              12.000

ITEM 6.  SELECTED FINANCIAL DATA

The following is our summary consolidated financial information. The balance sheet and income statement data as of or for the five years ended December 31, 1999 are taken from our audited consolidated financial statements as of the end of and for each such year. You should read this summary consolidated financial information in conjunction with our consolidated financial statements and notes that appear in this prospectus.

                                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                 1999          1998          1997          1996          1995
                                              ------------  ------------  ------------  ------------  ------------
SUMMARY OF OPERATIONS:
   Interest Income                               $ 27,528      $ 24,016      $ 18,455      $ 12,642      $  9,746
   Interest Expense                                11,586         8,406         6,057         3,840         2,757
                                              ------------  ------------  ------------  ------------  ------------
   Net Interest Income                             15,942        15,610        12,398         8,802         6,989
   Provision for Loan Losses                          694           755           778           364           262
                                              ------------  ------------  ------------  ------------  ------------
   Net Interest Income After Provision
      for Loan Losses                              15,248        14,855        11,620         8,438         6,727
   Noninterest Income                              24,049        23,408        15,920         8,752         6,726
   Noninterest Expense                             33,891        30,870        22,717        14,045        11,211
                                              ------------  ------------  ------------  ------------  ------------
   Income Before Income Taxes                       5,406         7,393         4,823         3,145         2,242
   Income Taxes                                     2,330         3,277         1,968         1,229           872
                                              ------------  ------------  ------------  ------------  ------------
   Net Income                                    $  3,076      $  4,116      $  2,855      $  1,916      $  1,370
                                              ============  ============  ============  ============  ============

   Dividends on Common Stock                     $    760      $    467      $    502      $    168      $     89

PER SHARE DATA:
   Net Income - Basic                            $   1.21      $   1.63      $   1.19      $   0.98      $   0.88
   Net Income - Diluted                          $   1.21      $   1.55      $   1.12      $   0.96      $   0.75
   Book Value                                    $  11.51      $  10.62      $   9.01      $   8.10      $   9.26

BALANCE SHEET SUMMARY:
   Total Assets                                  $353,736      $318,013      $238,086      $183,755      $125,872
   Total Deposits                                 322,973       287,206       207,935       162,058       113,295
   Loans Held for Sale                             69,756        74,598        47,150        24,363        10,186
   Total Loans                                    196,675       165,199       139,002       106,019        67,979
   Allowance for Loan Losses (ALLL)                 2,610         2,300         1,923         1,616         1,047
   Total Shareholders' Equity                      29,200        26,882        22,550        19,434        11,273

SELECTED RATIOS:
   Return on Average Assets                         0.88%         1.49%         1.31%         1.23%         1.17%
   Return on Average Equity                        11.05%        17.03%        13.80%        12.81%        12.56%
   Net Interest Margin                              5.38%         6.40%         6.46%         6.47%         6.68%
   Dividend Payout Ratio - Common Stock            24.78%        11.35%        17.59%         8.82%         6.50%
   Non-performing Loans to Total Loans              0.84%         1.23%         0.92%         1.15%         1.98%
   Non-performing Assets to Total Assets            0.55%         0.94%         0.93%         1.57%         1.81%
   ALLL to Non-performing Loans                   157.04%       113.30%       150.35%       132.68%        77.90%
   Average Shareholder's Equity
      to Average Assets                             8.00%         8.75%         9.49%         9.63%         9.28%

On June 14, 1996, our bank acquired Bank of Westminster ("BOW"), pursuant to the terms of an Agreement and Plan of Reorganization dated January 12, 1996. Our bank acquired 100% of the outstanding common stock of BOW for $6,174,000 in cash. BOW had assets of approximately $54,923,000. At the time of such acquisition, the Bank also raised approximately $7.8 million in additional equity in a firmly underwritten offering by issuing 1,073,000 shares of the Bank's Common Stock as adjusted for the four for three stock split effective June 30, 1997. BOW's result of operations are included only since the second quarter of fiscal 1996. Due to the relatively large size of this transaction, any comparison of data as of and for the years ended December 31, 1996 and December 31, 1997 to data as of or for prior dates or periods may not be meaningful. On November 19, 1997, the Bank completed the reorganization of BYL as its bank holding company, and BYL's Common Stock began trading on that date.

On May 29, 1998 pursuant to the terms of an Agreement and Plan of Reorganization dated January 29, 1998, the Company completed the acquisition of DNB Financial ("DNBF"). This transaction was structured as a pooling of interests through a tax-free exchange of 4.1162 of the Company's shares of common stock for each outstanding share of DNBF's common stock, resulting in the issuance of 956,641 shares of Company common stock to the shareholders of DNBF. The acquisition of DNBF increased the total assets of the Company and its subsidiaries to approximately $270 million and total shareholder's equity to approximately $23 million. Due to the relatively large size of this transaction, any comparison of data as of and for the years ended December 31, 1999 and December 31, 1998 to data and of or for prior date or periods may not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 1999, together with an assessment, when considered appropriate, of external factors that may affect us in the future. This discussion should be read in conjunction with our consolidated financial statements and notes included herein.

OVERVIEW

EARNINGS SUMMARY

Net income in 1999 was $3.1 million, decrease of $1.0 million or24.4%, compared to $4.1 million in 1998. Diluted earnings per share in 1999 were $1.21 compared to $1.55 in 1998. The decrease in earnings in 1999 was due primarily to decrease profitability of the SBA and Mortgage Loan Divisions.

Net income in 1998 was $4.1 million, an increase of $1.2 million or 44.2%, compared to $2.9 million in 1997. Diluted earnings per share in 1998 were $1.55 compared to $1.12 in 1997. The increase in earnings in 1998 was due primarily to strong asset growth and increased profitability of our SBA and Mortgage Loan Divisions.

BALANCE SHEET SUMMARY

Total assets at December 31, 1999 were $353.7 million, a $35.7 million or 11.2% increase from $318.0 million at December 31, 1998. Average assets for 1999 were $347.8 million compared to $276.4 million for 1998. Total deposits increased $35.8 million or 12.5% to $323.0 million at December 31, 1999. Gross loans increased $26.6 million or 11.1% , to $266.4 million at December 31, 1999. Shareholder's equity increased $2.3 million or 8.6%, to $29.2 million at December 31, 1999.

Total assets at December 31, 1998 were $318.0 million, a $79.9 million or 33.6% increase from $238.1 million at December 31, 1997. Average assets for 1998 were $276.4 million compared to $217.9 million for 1997. The increases in shareholders' equity in 1998 and 1997 allowed us to aggressively expand our asset base.

The following table sets forth several key operating ratios for 1999, 1998 and 1997:

                                                                    For the Year Ended
                                                                       December 31,
                                                         ------------------------------------------
                                                            1999           1998            1997
                                                         -----------     ----------     -----------
Return on Average Assets                                      0.88%          1.49%           1.31%
Return on Average Equity                                     11.05%         17.03%          13.80%
Average Shareholder's Equity to Average Total Assets          8.00%          8.75%           9.49%

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

                                                         For the Year Ended December 31,
                           ---------------------------------------------------------------------------------------------
                              1999                           1998                           1997
                           ------------------------------ ------------------------------ -------------------------------
                                                 Average                        Average                         Average
                                                  Yield                          Yield                           Yield
                                       Interest    or                 Interest    or                  Interest    or
                            Average     Earned    Rate     Average     Earned    Rate     Average     Earned     Rate
                            Balance    or Paid    Paid     Balance    or Paid    Paid     Balance     or Paid    Paid
                           ----------- --------- -------- ----------- --------- -------- ----------- ---------- --------
ASSETS
Interest-Earning Assets:
   Investment Securities   $   21,635  $  1,450    6.70%  $   18,564  $  1,119    6.03%  $   25,110    $ 1,535    6.11%
   Federal Funds Sold          20,554       976    4.75%      13,322       669    5.02%       7,329        394    5.38%
   Other Earning Assets           168         9    5.36%       2,935       171    5.83%       3,882        227    5.85%
   Loans                      253,771    25,093    9.89%     209,080    22,057   10.55%     155,588     16,299   10.48%
                           ----------- ---------          ----------- ---------          ----------- ----------
Total Interest-Earning
   Assets                     296,128    27,528    9.30%     243,901    24,016    9.85%     191,909     18,455    9.62%

Cash and Due From
   Banks                       24,663                         15,756                         13,334
Premises and Equipment          6,561                          5,299                          4,830
Other Real Estate Owned           714                          1,067                            908
Accrued Interest and
   Other Assets                22,294                         12,641                          8,496
Allowance for Loan Losses      (2,514)                        (2,281)                        (1,552)
                           -----------                    -----------                    -----------
Total Assets               $  347,846                     $  276,383                     $  217,925
                           ===========                    ===========                    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing
Liabilities:
   Money Market and NOW    $   74,797     2,764    3.70%  $   53,640     1,613    3.01%  $   48,414      1,321    2.73%
   Savings                     87,566     4,076    4.65%      39,308     1,622    4.13%      26,164        920    3.52%
   Time Deposits under
      $100,000                 42,386     2,165    5.11%      51,997     2,823    5.43%      37,866      2,080    5.49%
   Time Deposits of
      $100,000 or More         39,963     2,505    6.27%      38,120     2,258    5.92%      28,923      1,661    5.74%
   Other                        1,646        76    4.62%       1,623        90    5.55%         908         75    8.26%
                           ----------- ---------          ----------- ---------          ----------- ----------
Total Interest-Bearing
   Liabilities                246,358    11,586    4.70%     184,688     8,406    4.55%     142,275      6,057    4.26%
                                       ---------                      ---------                      ----------

Noninterest-Bearing
   Liabilities:
      Demand Deposits          68,632                         62,771                         51,664
     Other Liabilities          5,015                          4,753                          3,306
      Shareholders' Equity     27,841                         24,171                         20,680
                           -----------                    -----------                    -----------
   Total Liabilities and
      Shareholders' Equity $  347,846                     $  276,383                     $  217,925
                           ===========                    ===========                    ===========
   Net Interest Income                  $15,942                        $15,610                        $ 12,398
                                       =========                      =========                      ==========
Net Yield on
   Interest-Earning Assets                         5.38%                          6.40%                           6.46%

EARNINGS ANALYSIS

NET INTEREST INCOME

A significant component of our earnings is net interest income. Net interest income is the difference between the interest we earn on our loans and investments and the interest we pay on deposits and other interest-bearing liabilities.

Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a "volume change". It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a "rate change".

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


                                          Year Ended December 31, 1999            Year Ended December 31, 1998
                                                     versus                                  versus
                                          Year Ended December 31, 1998            Year Ended December 31, 1997
                                      --------------------------------------  -------------------------------------
                                             Increase (Decrease) Due                Increase (Decrease) Due
                                                  To Change in                            To Change in
                                      --------------------------------------  -------------------------------------
                                        Volume        Rate         Total       Volume        Rate         Total
                                      -----------  ------------  -----------  ----------   ----------  ------------
INTEREST-EARNING ASSETS:
   Investment Securities                $    198    $      133   $      331    $(   395)   $(     21)   $(     416)
   Federal Funds Sold                        345     (      38)         307         302     (     27)          275
   Other Earning Assets                  (    79)    (      83)     (   162)    (    55)    (      1)    (      56)
   Loans                                   4,486     (   1,450)       3,036       5,642          116         5,758
                                      -----------  ------------  -----------  ----------   ----------  ------------
   TOTAL INTEREST INCOME                   4,950     (  1,438)        3,512       5,494           67         5,561

INTEREST-BEARING LIABILITIES:
   Money Market and NOW                      728           423        1,151         150          142           292
   Savings                                 2,222           232        2,454         521          181           702
   Time Deposits under
      $100,000                            (  499)     (    159)      (  658)        767       (   24)          743
   Time Deposits $100,000
      or More                                112           135          247         543           54           597
   Other                                       1     (      15)     (    14)         46       (   31)           15
                                      -----------  ------------  -----------  ----------   ----------  ------------
   TOTAL INTEREST EXPENSE                  2,564           616        3,180       2,027          322         2,349
                                      -----------  ------------  -----------  ----------   ----------  ------------
   NET INTEREST INCOME                   $ 2,386    $(  2,054)        $ 332     $ 3,467     $(  255)       $ 3,212
                                      ===========  ============  ===========  ==========   ==========  ============

1999 COMPARED TO 1998

Net interest income for 1999 was $15.9 million, an increase of 1.9% compared to the $15.6 million reported in 1998. This increase was primarily due to the significant increase in average interest-earning assets which increased $52.2 million or 21.3% to $296.1 million in 1999 compared to $243.9 million in 1998.

Interest income in 1999 was $27.5 million, a $3.5 million or a 14.6% increase over the $24.0 million recorded in 1998. The increase in interest income was the result primarily of volume increases in loan totals offset by a decreased interest rate environment. Average loans outstanding increased 21.4% to $253.8 million in 1999 compared to $209.0 million in 1998. The yield on interest-earning assets decreased 55 basis points to 9.30% from 9.85% in 1998. The yield on the loan portfolio, the Banks largest interest-earning asset, decreased 66 basis points, from 10.55% to 9.89%.

Interest expense also rose significantly in 1999 as we increased deposits and other borrowings to fund the loan growth discussed above. Interest expense was $11.6 million in 1999, compared to $8.4 million in 1998. The increase in interest expense was primarily the result of an increase in interest-bearing liabilities. Average interest-bearing liabilities increased 33.4% to $246.4 million in 1999 compared to $184.7 million in 1998. An increase in the cost of interest-bearing liabilities accounted for $616 or 19.3% of the total increase in interest expense. Rates on interest bearing deposits increased 15 basis points to 4.70% from 4.55% in 1998.

Interest rates played a significant role in the changes in net interest income in 1999. Our yield on interest-earning assets decreased 55 basis points, while the yield on interest-bearing liabilities increased 15 basis points. The net yield on interest-earning assets in 1999 declined 102 basis points to 5.38% compared to 6.40% in 1998.

1998 COMPARED TO 1997

Net interest income for 1998 was $15.6 million, an increase of 25.9% compared to the $12.4 million reported in 1997. This increase was primarily due to the significant increase in average interest-earning assets which increased $52.0 million or 27.1% to $243.9 million in 1998 compared to $191.9 million in 1997.

Interest income in 1998 was $24.0 million, a $5.5 million or a 30.1% increase over the $18.5 million recorded in 1997. Increased loan totals accounted for the majority of this increase as the average loans outstanding increased 34.4% to $209.0 million in 1998 compared to $155.6 million in 1997. The significant increase in shareholders' equity in 1998 and 1997 has allowed the Bank to aggressively grow its loan portfolio and other interest-earning assets.

Interest expense also rose significantly in 1998 as the Bank increased deposits and other borrowings to fund the loan growth discussed above. Interest expense was $8.4 million in 1998, compared to $6.0 million in 1997.

Interest rates played a minor role in the changes in net interest income in 1998. The Bank was able to increase its yield on interest-earning assets by 23 basis points, however, the rates the Bank paid on interest-bearing liabilities increased 29 basis points. The net yield on interest-earning assets in 1998 declined 6 basis points to 6.40% compared to 6.46% in 1997.

NONINTEREST INCOME

The Bank receive noninterest income from three primary sources: service charges and fees on accounts and banking services, fees and premiums generated by our Mortgage Loan Division, and fees, premiums, and servicing income generated by our SBA Loan Division.

In 1999, noninterest income was $24.0 million, an increase of $.6 million or 2.6% compared to the 1998 amount of $23.4 million. The majority of the increase was generated by our SBA and Mortgage Loan Divisions who continued to expand their operations in 1999. The majority of the increase was from the increase in Net Servicing and Interest-Only Strip Income, which increased to $1.8 million or 157.1%, compared to $0.7 million in 1998.

In 1998, noninterest income was $23.4 million, an increase of $7.5 million or 47.0% compared to the 1997 amount of $15.9 million. The majority of this increase, $6.5 million, was generated by our SBA and Mortgage Loan Divisions who continued to expand their operations in 1998. Included in the increase was a gain of $3.6 million from the securitization of the unguranteed portion SBA loans totaling approximately $38.1 million. By the end of 1998, these divisions had developed networks of referring brokers throughout most pacific coast states. Service charges, fees and other income increased almost $1.0 million in 1998 from a combination of increased deposit activity and income from other loan referral programs

NONINTEREST EXPENSE

Noninterest expense reflects our costs of products and services related to systems, facilities and personnel. The major components of noninterest expense stated as a percentage of average assets are as follows:

                                                                      1999              1998              1997
                                                                  -------------     -------------     -------------
Salaries and Employee Benefits                                           5.72%             7.11%            6.46%
Occupancy Expenses                                                        .65               .60              .62
Furniture and Equipment                                                   .80               .74              .64
Professional Fees and Outside Services                                    .56               .65              .65
OREO Expenses                                                             .06               .10              .08
Commission and Loan Expenses                                              .47               .38              .29
Office Expenses                                                           .58               .55              .60
Other                                                                     .90              1.04             1.08
                                                                  -------------     -------------     -------------
                                                                         9.74%            11.17%           10.42%
                                                                  =============     =============     =============



Noninterest expense was $33.9 million in 1999, an increase of $3.0 million or 9.7% over the $30.9 million reported in 1998. The majority of this increase, $1.9 million was from the expansion of facilities and equipment for our SBA and Mortgage Loan Divisions. Other expense categories increased in total amount but declined as a percentage of total average assets.

Noninterest expense was $30.9 million in 1998, an increase of $8.1 million or 35.9% over the $22.8 reported in 1997. The majority of this increase, $5.6 million, was created by increased salaries and benefits generated by our SBA and Mortgage Loan Divisions. Compensation in these divisions are primarily incentive-based, therefore, significant increases in volume of loan originations, and resulting gains, result in significant increases in salaries and incentive payments. Other expense categories increased in total amount but were consistent as a percentage of total assets. Included in other in 1998 was $542,000 of acquisition related expenses.

INCOME TAXES

Income tax expense was $2.3, $3.3, and $2.9 million for the years ended December 31, 1999, December 31, 1998, and December 31, 1997, respectively. These expenses resulted in an effective tax rate of 43.1% in 1999, 44.3% in 1998, and 40.8% in 1997. The increase in effective rate in 1998 was due primarily to non-deductible merger expenses.

BALANCE SHEET ANALYSIS

INVESTMENT PORTFOLIO

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 1999 (dollar amounts in thousands):

                                                                        December 31,
                                        ------------------------------------------------------------------------------
                                          1999                              1998                   1997
                                        --------------------------------- ---------------------  ---------------------
                                                               Weighted
                                          Book       Market     Average     Book       Market      Book      Market
                                          Value      Value       Yield      Value      Value       Value      Value
                                        ----------  ---------  ---------- ----------  ---------  ---------- ----------
U.S. GOVERNMENT AND AGENCY SECURITIES:
   Within One Year                          $   -      $   -                  $   -      $   -     $ 1,022    $ 1,025
   One to Five Years                            -          -                      -          -         233        232
   After Ten Years                              -          -                      -          -       1,297      1,307
                                        ----------  ---------             ----------  ---------  ---------- ----------
   Total U.S. Government and
      Agency Securities                         -          -                      -          -       2,552      2,564

MUNICIPAL SECURITIES -
   FIVE TO TEN YEARS                            -          -                      -          -       1,018      1,032

MUTUAL FUNDS                                    -          -                  3,000      3,000       6,059      6,016
MORTGAGE BACKED SECURITIES                  6,597      6,868      10.64%      2,305      2,570           -          -
                                        ----------  ---------             ----------  ---------  ---------- ----------

   TOTAL AVAILABLE-FOR-SALE SECURITIES    $ 6,597    $ 6,868      10.64%    $ 5,305    $ 5,570     $ 9,629    $ 9,612
                                        ==========  =========             ==========  =========  ========== ==========

U.S. TREASURIES:
   Within One Year                         $  500     $  501       6.37%    $ 2,001    $ 2,015     $ 1,999    $ 1,998
   One to Five Years                            -          -                    498        511       2,499      2,505
                                        ----------  ---------             ----------  ---------  ---------- ----------
   Total U.S. Treasuries Securities           500        501                  2,499      2,526       4,498      4,503

U.S. GOVERNMENT AND AGENCY SECURITIES:
   Within One Year                          3,013      2,987       4.80%        994      1,001           -          -
   One to Five Years                       10,995     10,755       5.66%      7,035      7,029         998        999
   Five to Ten Years                                                                                 3,968      3,990
   After Ten Years                              -          -                      -          -       1,500      1,502
                                        ----------  ---------             ----------  ---------  ---------- ----------
   Total U.S. Government
      and Agency Securities                14,008     13,742       5.47%      8,029      8,030       6,466      6,491

MUNICIPAL SECURITIES:
   One to Five Years                            -          -                      -          -       1,074      1,079
   Five to Ten Years                            -          -                      -          -         852        867
                                        ----------  ---------             ----------  ---------  ---------- ----------
   Total Municipal Securities                   -          -                      -          -       1,926      1,946

MORTGAGE BACKED SECURITIES                    204        202       6.82%        316        318          60         56
                                        ----------  ---------             ----------  ---------  ---------- ----------

   TOTAL HELD-TO-MATURITY SECURITIES     $ 14,712   $ 14,445       5.52%   $ 10,844   $ 10,874    $ 12,950   $ 12,996
                                        ==========  =========             ==========  =========  ========== ==========

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes. At December 31, 1999 and 1998, the carrying values of securities pledged to secure public deposits and other purposes were $14.7 million and $10.8 million, respectively.

LOANS HELD FOR SALE

We originate mortgage loans and SBA loans for sale to institutional investors. Loans held for sale increased from $47.2 million at December 31, 1997, to $74.6 million at December 31, 1998 and decreased to $69.8 million at December 31, 1999. Historically, we sold these loans within sixty (60) days of origination, but during 1998 the Bank began to warehouse and accumulate pools of loans to take advantage of short-term fluctuations in the market.

At December 31, 1999 and 1998, we were servicing approximately $220.1 million and $164.8 million, respectively, in SBA and other loans previously sold. In connection with a portion of these loans, the Company has capitalized approximately $2.8 million and $2.5 million in servicing assets at December 31, 1999 and 1998, respectively. Servicing assets are amortized over the estimated life of the serviced loan using a method that approximates the interest method. We evaluate the carrying value of the excess servicing receivables by estimating the excess future servicing income, based on our best estimate of the remaining loan lives.

We have also recorded interest-only strips receivable in connection with our loan sales and securitizations. These totaled $12.3 million in 1999 and $5.9 million at December 31, 1998.

See also Note C in the Consolidated Financial Statements for additional information on loans held for sale and key assumptions used to value retained interest in securitizations.

LOAN PORTFOLIO

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

                                                                         December 31,
                                           ------------------------------------------------------------------------
                                               1999           1998          1997            1996          1995
                                           -------------  ------------- --------------  -------------  ------------
LOANS
   Commercial                              $    104,719   $     56,244  $      36,359   $     24,512   $    13,706
   Real Estate - Construction                     5,524          4,411          2,867          4,149         3,478
   Real Estate - Other                           45,976         82,235         84,792         71,799        46,885
   Consumer                                      40,456         22,309         14,984          5,559         3,910
                                           -------------  ------------- --------------  -------------  ------------
         Total Loans                            196,675        165,199        139,002        106,019        67,979
   Net Deferred Loan Costs (Fees)                 2,209          1,255            471            173      (    102)
   Allowance for Loan Losses                  (   2,610)     (   2,300)     (   1,923)     (   1,616)     (  1,047)
                                           -------------  ------------- --------------  -------------  ------------
         Net Loans                         $    196,274   $    164,154  $     137,550   $    104,576   $    66,830
                                           =============  ============= ==============  =============  ============

COMMITMENTS
   Standby Letters of Credit                     $  839         $  360         $  371         $  203        $  398
   Undisbursed Loans and
      Commitments to Grant Loans                 28,060         21,627         18,521         14,843        10,014
                                           -------------  ------------- --------------  -------------  ------------
         Total Commitments                     $ 28,899       $ 21,987       $ 18,892       $ 15,046       $10,412
                                           =============  ============= ==============  =============  ============


RISK ELEMENTS

We assess and manage credit risk on an ongoing basis through our lending policies. We strive to continue our historically low level of credit losses by continuing our emphasis on credit quality in the loan approval process, active credit administration and regular monitoring.

In extending credit and commitments to borrowers, we generally require collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrower. Our requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with our evaluation of the credit worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. We secure our collateral by perfecting our interest in business assets, obtaining deeds of trust, or outright possession among other means.

We believe that our lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances.

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing distribution of the variable rate portion of the loan portfolio, including loans held for sale, at December 31, 1999:

                                Over
                              3 Months               Due after
      3 Months                 through              one year to              Due after
      or Less                 12 months             five years              five years                Total
---------------------    --------------------   --------------------    --------------------   --------------------
$            181,834     $             6,346    $            51,107     $            27,811    $           267,098
=====================    ====================   ====================    ====================

                         Loans on Non-Accrual                                                                1,542
                                                                                               --------------------
                         Total Loans, including Loans Held for Sale                            $           268,640
                                                                                               ====================


NONPERFORMING ASSETS

The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollar amounts in thousands):

                                                                   For the Year Ended December 31,
                                                    --------------------------------------------------------------
                                                       1999         1998         1997         1996        1995
                                                    -----------  -----------  ------------  ----------  ----------
Loans 90 Days Past Due and Still
   Accruing                                         $      120   $      223   $         -   $     122   $     149
Nonaccrual Loans                                         1,542        1,807         1,279       1,096       1,195
                                                    -----------  -----------  ------------  ----------  ----------

Total Nonperforming Loans                                1,662        2,030         1,279       1,218       1,344

Other Real Estate Owned                                    277          971           924       1,661         930
                                                    -----------  -----------  ------------  ----------  ----------

Total Nonperforming Assets                          $    1,939   $    3,001   $     2,203   $   2,879   $   2,274
                                                    ===========  ===========  ============  ==========  ==========

Nonperforming Loans as a
    Percentage of Total Loans                            0.84%        1.22%         1.21%       1.79%       1.97%
Allowance for Loan Loss as a
    Percentage of Nonperforming Loans                  157.04%      113.30%       126.35%      85.96%      71.43%
Nonperforming Assets as a
    Percentage of Total Assets                           0.55%        0.94%         1.20%       2.29%       1.94%




Nonaccrual loans are generally past due 90 days or are loans that we believe the interest on which may not be collectible. Loans past due 90 days will continue to accrue interest only when we believe the loan is both well-secured and in the process of collection.

Other real estate owned is acquired through foreclosure or other means. These properties are recorded on an individual asset basis at the estimated fair value less selling expenses. We believe these properties can be liquidated at or near their current fair value.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in our loans. The provision for loan losses was $694,000 in 1999 compared to $755,000 in 1998 and $778,000 in 1997.

The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

                                                                 For the Year Ended December 31,
                                               --------------------------------------------------------------------
                                                   1999          1998          1997          1996          1995
                                               -------------  ------------  ------------  ------------  -----------
OUTSTANDING LOANS:
   Average for the Year                        $    253,771   $   209,080   $   155,588   $   102,145   $   68,052
   End of the Year                             $    196,675   $   165,199   $   139,002   $   106,019   $   67,979
ALLOWANCE FOR LOAN LOSSES:
Balance at Beginning of Year                   $      2,300   $     1,923   $     1,616   $     1,047   $      960
Actual Charge-Offs:
    Commercial                                          102           175           486           318          133
    Consumer                                            118           252            29            21           24
    Real Estate                                         298           101            20           192          162
                                               -------------  ------------  ------------  ------------  -----------
Total Charge-Offs                                       518           528           535           531          319
Less Recoveries:
    Commercial                                          123           140            33            19           18
    Consumer                                             10             7             7            11            3
    Real Estate                                           1             3            24             6          123
                                               -------------  ------------  ------------  ------------  -----------
Total Recoveries                                        134           150            64            36          144
                                               -------------  ------------  ------------  ------------  -----------
Net Loans Charged-Off                                   384           378           471           495          175
Provision for Loan Losses                               694           755           778           364          262
Allowance on Loans Acquired
   from BOW                                               -             -             -           700            -
                                               -------------  ------------  ------------  ------------  -----------
Balance at End of Year                         $      2,610   $     2,300   $     1,923   $     1,616   $    1,047
                                               =============  ============  ============  ============  ===========
RATIOS:
   Net Loans Charged-Off to Average
      Loans                                           0.15%         0.18%         0.30%         0.48%        0.26%
   Allowance for Loan Losses to Total
      Loans                                           1.33%         1.39%         1.38%         1.87%        1.54%
   Net Loans Charged-Off to Beginning
      Allowance for Loan Losses                      16.70%        19.66%        29.15%        47.28%       18.23%
   Net Loans Charged-Off to Provision
      for Loan Losses                                55.33%        50.07%        60.54%       135.99%       66.79%
   Allowance for Loan Losses to
      Nonperforming Loans                           157.04%       113.30%       150.35%       132.68%       77.90%

We believe that the allowance for loan losses is adequate. Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. These systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

A key element of our methodology is the credit classification process. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, we consider the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

                   December 31, 1999   December 31, 1998    December 31, 1997    December 31, 1996     December 31, 1995
                   ------------------- ------------------- -------------------- ---------------------  -------------------
                               Loan                Loan                 Loan                 Loan                  Loan
                    Amount   Percent    Amount   Percent    Amount    Percent    Amount    Percent      Amount   Percent
                   --------- --------- --------- --------- ---------  --------- --------- -----------  --------- ---------
Commercial         $    960     53.2%  $    854     34.1%  $    657      26.2%  $    806       23.1%   $    522     20.2%
Construction            134      2.8%       100      2.7%        33       2.1%        65        3.9%         42      5.1%
Real Estate           1,034     23.4%     1,049     49.8%       873      61.0%       569       67.7%        368     69.0%
Consumer                267     20.6%        55     13.5%       139      10.8%        50        5.2%         32      5.8%
Unallocated             215    n/a          242    n/a          221     n/a          126     n/a             83    n/a
                   --------- --------- --------- --------- ---------  --------- --------- -----------  --------- ---------
                     $2,610    100.0%    $2,300    100.0%    $1,923     100.0%    $1,616      100.0%     $1,047    100.0%
                   ========= ========= ========= ========= =========  ========= ========= ===========  ========= =========


FUNDING

Deposits are our primary source of funds. At December 31, 1999, we had a deposit mix of 56.7% in time and savings deposits, 22.7% in money market and NOW deposits, and 20.6% in noninterest-bearing demand deposits. Our net interest income is enhanced by our percentage of noninterest-bearing deposits.

The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

                                                                        December 31,
                                           ------------------------------------------------------------------------
                                                     1999                     1998                    1997
                                           -----------------------  ----------------------- -----------------------
                                             Average     Average     Average     Average      Average     Average
                                             Balance      Rate       Balance       Rate       Balance      Rate
                                           ------------ ----------  ----------- ----------- ------------ ----------

Money Market and NOW Accounts              $    74,797      3.70%   $   53,640       3.01%  $    48,414      2.73%
Savings Deposits                                87,566      4.65%       39,308       4.13%       26,164      3.52%
TCD Less than $100,000                          42,386      5.11%       51,997       5.43%       37,866      5.49%
TCD $100,000 or More                            39,963      6.27%       38,120       5.92%       28,923      5.74%
                                           ------------             -----------             ------------

Total Interest-Bearing Deposits                244,712      4.70%      183,065       4.54%      141,367      4.23%

Noninterest-Bearing Demand Deposits             68,632     n/a          62,771     n/a           51,664     n/a
                                           ------------             -----------             ------------

Total Average Deposits                        $313,344      3.67%     $245,836       3.38%     $193,031      3.10%
                                           ============             ===========             ============


The scheduled maturity distribution of the Bank's time deposits of $100,000 or greater, as of December 31, 1999, were as follows (dollar amounts in thousands):

   Three Months or Less                                       $ 20,012
   Over Three Months to One Year                                23,457
   Over One Year to Three Years                                  2,959
                                                         --------------
                                                              $ 46,428
                                                         ==============


LIQUIDITY AND INTEREST RATE SENSITIVITY

The objective of the Bank's asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the our shareholders.

We manage the Bank's interest rate risk exposure by limiting the amount of long-term fixed rate loans we hold for investment, by originating mortgage and SBA loans for sale to the secondary market, increasing emphasis on shorter-term, higher yield loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans.

The table below sets forth the interest rate sensitivity of the our interest-earning assets and interest-bearing liabilities as of December 31, 1999, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, except for loans held for sale which we classifies as highly liquid based on historical sale patterns (dollar amounts in thousands):

                                                               After        After One
                                                 Within      Three Months    Year But
                                                  Three      But Within       Within        After
                                                 Months       One Year      Five Years   Five Years       Total
                                               ------------ -------------  ------------- ------------  ------------
INTEREST-EARNING ASSETS:
   Interest Bearing Deposits                   $         -  $        100   $          -  $         -   $       100
   Investment Securities and FHLB Stock              3,385         3,513         10,995        4,800        22,693
   Gross Loans                                     181,834         6,346         51,107       27,811       267,098
                                               ------------ -------------  ------------- ------------  ------------
                                                  $185,219     $   9,959      $  62,102     $ 32,611     $ 289,891
                                               ============ =============  ============= ============  ============

INTEREST-BEARING LIABILITIES:
   Money Market and NOW Deposits               $    73,193  $          -   $          -  $         -   $    73,193
   Savings                                          79,983             -              -            -        79,983
   Time Deposits                                    44,812        52,098          6,268            -       103,178
   Other Borrowings                                      -             -              -            -             -
                                               ------------ -------------  ------------- ------------  ------------
                                               $   197,988  $     52,098   $      6,268  $         -   $   256,354
                                               ============ =============  ============= ============  ============

   Interest Rate Sensitivity Gap               $(   12,769) $(    42,139)  $     55,834  $    32,611   $    33,537
   Cumulative Interest Rate Sensitivity Gap    $(   12,769) $(    54,908)  $        926  $    33,537   $    67,074

   Ratios Based on Total Assets:
      Interest Rate Sensitivity Gap             (    3.61%)  (    11.91%)         15.78%        9.22%         9.48%
      Cumulative Interest Rate Sensitivity Gap  (    3.61%)  (    15.52%)          0.26%        9.48%


Liquidity refers to our ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan clients and withdrawals from deposit accounts.

CAPITAL RESOURCES

Shareholders' equity at December 31, 1999 was $29.2 million, an increase of $2.3 million or 8.6% over $26.9 million at December 31, 1998. Average shareholders' equity for 1999 was $27.8 million compared to $24.2 million in 1998. The increase in shareholder's equity is primarily from net income of $3,076 in 1999 less dividends paid totaling $760.

Shareholders' equity at December 31, 1998 was $26.9 million, an increase of $4.3 million or 19.2% over $22.6 million at December 31, 1997. Average shareholders' equity for 1998 was $24.2 million compared to $20.7 million in 1997.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. At December 31, 1999, the Bank's capital exceeded the Tier 1 Capital and Leverage Ratio's minimum regulatory requirement and was below the minimum regulatory requirement for Total Capital. The Bank was considered to be under-capitalized at December 31, 1999, as defined in the regulations issued by the FDIC. The Bank's risk-based capital ratios, shown below as of December 31, 1999, have been computed in accordance with regulatory accounting policies (Our capital ratios are comparable to the Bank's).

                                       Minimum
                                     Requirements              Bank
                                   -----------------        -----------
   Tier 1 Capital                       4.00%                 7.28%
   Total Capital                        8.00%                 7.99%
   Leverage Ratio                       4.00%                 7.40%


On March 8, 2000 the Bank was notified by the FDIC that the Bank is under-capitalized for purposes of Prompt Corrective Action. Accordingly, the Bank is prohibited, among other things, from renewing broker deposits, paying dividends and is subject to enforcement actions. Subsequent to the notification by the FDIC, the Bank has filed a capital restoration plan with the FDIC. The plan provides that the Bank will have Total Capital in excess of 8% by March 31, 2000 and in excess of 10% by the third quarter of 2001. See also Note O in the Consolidated Financial Statements for additional information on our regulatory capital requirements and computations.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133". This Statement establishes the effective date of SFAS No. 133 for 2001 and is not expected to have a material impact on the Company's financial statements.

YEAR 2000 ISSUES

During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the Year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data.

The Company expended approximately $61,000 through the periods ended December 31, 1999 in connection with its year 2000 compliance program. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers.

The Company could still incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Company's primary market areas. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of business, the Company does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

NET INTEREST MARGIN. As previously discussed, net interest income is the difference between the interest income and fees earned on loans and investments and the interest expense paid on deposits and other liabilities. The amount by which interest income exceed interest expense depends on two factors: the volume of earnings assets compared to the volume of interest-bearing deposits and liabilities, and the interest rat earned on those interest earning assets compared with the interest paid on those interest-bearing deposits and liabilities.

Net interest margin is the net interest income expressed as a percentage of earning assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid, and the relationship is subject to the following types of risks that are related to changes in interest rates.

MARKET RISK. The market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold, the Company would have to recognize a loss. Correspondingly, if interest rates decline after a fixed rate security is purchased, its value increases. Therefore, while the value changes regardless of which direction interest rates move, the adverse exposure to "market risk" is primarily due to rising interest rates. This exposure is lessened by managing the amount of fixed rate assets and by keeping maturities relatively short. However, this strategy must be balanced against the need for adequate interest income because variable rate and shorter fixed rate securities generally earn less interest than longer term fixed rate securities.

There is market risk relating to the Company's fixed rate or term liabilities as well as its assets. For liabilities, the adverse exposure to market risk is to lower rates because the Company must continue to pay the higher rate until the end of the term. However, because the amount of fixed rate liabilities is significantly less that the fixed rate assets, and because the average maturity is substantially less than for the assets, the market risk is not as great.

Net interest margin was 5.38% in 1999 compared to 6.40% in 1998 and 6.46% in 1997.

The following is a summary of the carrying amounts and estimated fair values of selected Company financial assets and liabilities at December 31, 1999 (amounts in thousands):


                                                       Carrying              Estimated
                                                        Amount               Fair Value
                                                   ------------------     -----------------
Financial Assets:
   Securities                                      $          21,580      $         21,313
   Loans, Net of Allowance for Credit Losses       $         196,274      $        196,136
Financial Liabilities:
   Deposits                                        $         322,973      $        323,010

Other than a relatively small difference due to credit quality issues pertaining to loans, the difference between the carrying amount and the fair value is a measure of how much more or less valuable the Company's financial instruments are to it than when acquired. The net difference for interest-bearing financial assets is $0.4 million. The amount is not deemed to be significant compared to the outstanding balances taken as a whole.

MISMATCH RISK. Another interest-related risk arises from the fact that when interest rate change, the changes do not occur equally in the rates of interest earned and paid because of difference in the contractual terms of the assets and liabilities held. The Company has a large portion of its loan portfolio tied to the prime interest rate. If the prime rate is lowered because of general market conditions, e.g., other banks are lowering their lending rates; these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed rate certificates, net interest income would decrease immediately. Interest earned on loans would decline while interest expense would remain at higher levels for a period of time because of the higher rate still being paid on deposits.

A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed rate loans and securities funded by deposit accounts on which the rate is steadily rising. This exposure to "mismatch risk" is managed by matching the maturities and repricing opportunities of assets and liabilities. This is done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, the Company will adjust the interest rates on the certificates and loans to try to match up demand. The company can then partially fill in mismatches by purchasing securities with the appropriate maturity or repricing characteristics.

One of the means of monitoring this matching process is the use of a "gap" report table. This table show the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched based upon specific interest rate shifts of up to +/- 300 basis points.

The following table shows the estimated impact to net interest income for an instantaneous shift in various interest rates as of December 31, 1999 (the dollar change in net interest income represents the estimated change for the next 12 months):

                                                                            CHANGE IN NET
                  CHANGE IN INTEREST RATES                                 INTEREST INCOME
              --------------------------------                           --------------------
              +300 basis points                                          $             4,175
              +200 basis points                                                        2,263
              +100 basis points                                                        1,360
              -100 basis points                                           (            1,400)
              -200 basis points                                           (            2,771)
              -300 basis points                                           (            4,092)


The Company has adequate capital to absorb any potential losses as a result of a decrease in interest rates. Periods of more than one year is not estimated because steps can be taken to mitigate the adverse effects of any interest rate changes.

BASIS RISK. A third interest-related risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of a gap report the interest rate on the asset may rise 100 basis points, while market conditions dictate that the liability increases only 50 basis points. While evenly matched in the gap report, the Company would experience an increase in net interest income. This exposure to "basis risk" is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best insurance that the average interest received and paid will move in tandem, because the wider diversification means that many different rates, each with their own volatility characteristics, will come into play. The Company has made an effort to minimize concentrations in certain types of assets and liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----

     Independent Auditors' Report                                                                             41

     Consolidated Balance Sheets at December 31, 1999 and 1998                                         42 and 43

     Consolidated Statements of Income for each of the Years
        in the Three-Year Period Ended December 31, 1999                                                      44

     Consolidated Statements of Shareholders' Equity for each of the
        Years in the Three-Year Period Ended December 31, 1999                                                45

     Consolidated Statements of Cash Flows for each of the Years
        in the Three-Year Period Ended December 31, 1999                                                      46

     Notes to Financial Statements                                                                 47 through 75


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes hereto.

To the Board of Directors and Shareholders of BYL Bancorp and Subsidiary

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of BYL Bancorp and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BYL Bancorp and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




Laguna Hills, California
February 11, 2000

                           BYL BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                   1999                 1998
                                                                              ----------------     ----------------
ASSETS

Cash and Due from Banks                                                       $        34,119      $        14,214
Federal Funds Sold                                                                          -               18,700
                                                                              ----------------     ----------------
                                       TOTAL CASH AND CASH EQUIVALENTS                 34,119               32,914

Interest-Bearing Deposits                                                                 100                    -

Investment Securities
   Available for Sale                                                                   6,868                5,570
   Held to Maturity                                                                    14,712               10,844
                                                                              ----------------     ----------------
                                           TOTAL INVESTMENT SECURITIES                 21,580               16,414

Federal Home Loan Bank Stock, at Cost                                                   1,113                  830

Loans Held for Sale                                                                    69,756               74,598

Loans
   Commercial                                                                         104,719               56,244
   Real Estate                                                                         51,500               86,646
   Consumer                                                                            40,456               22,309
                                                                              ----------------     ----------------
                                                           TOTAL LOANS                196,675              165,199
   Net Deferred Loan Costs                                                              2,209                1,255
   Allowance for Credit Losses                                                 (        2,610)      (        2,300)
                                                                              ----------------     ----------------
                                                             NET LOANS                196,274              164,154

Premises and Equipment                                                                  6,447                6,082
Other Real Estate Owned                                                                   277                  971
Cash Surrender Value of Life Insurance                                                  2,196                1,374
Deferred Tax Assets                                                                     1,804                1,843
Goodwill                                                                                1,324                1,445
Interest-Only Strips Receivable and Servicing Assets                                   15,659                9,025
Accrued Interest and Other Assets                                                       3,087                8,363
                                                                              ----------------     ----------------
                                                                              $       353,736      $       318,013
                                                                              ================     ================

  The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                   1999                 1998
                                                                              ----------------     ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                 $        66,619      $        69,863
   Money Market and NOW                                                                73,193               58,470
   Savings                                                                             79,983               70,838
   Time Deposits Under $100,000                                                        56,750               48,799
   Time Deposits $100,000 and Over                                                     46,428               39,236
                                                                              ----------------     ----------------
                                                        TOTAL DEPOSITS                322,973              287,206

Accrued Interest and Other Liabilities                                                  1,563                3,925
                                                                              ----------------     ----------------
                                                     TOTAL LIABILITIES                324,536              291,131

Commitments and Contingencies - Note K

Shareholders' Equity
   Preferred Shares - Authorized 25,000,000
      Shares; None Outstanding
   Common Shares - Authorized 50,000,000
      Shares;  Issued and Outstanding 2,537,102
      Shares in 1999 and 2,531,302 Shares in 1998                                      12,788               12,760
   Retained Earnings                                                                   15,918               13,602
   Accumulated Other Comprehensive Income                                                 494                  520
                                                                              ----------------     ----------------
                                            TOTAL SHAREHOLDERS' EQUITY                 29,200               26,882
                                                                              ----------------     ----------------

                                                                                    $ 353,736            $ 318,013
                                                                              ================     ================


  The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  1999               1998               1997
                                                             ---------------     --------------     --------------
INTEREST INCOME
   Interest and Fees on Loans                                $       25,093      $      22,057      $      16,299
   Interest on Investment Securities                                  1,310              1,119              1,535
   Other Interest Income                                              1,125                840                621
                                                             ---------------     --------------     --------------
                                TOTAL INTEREST INCOME                27,528             24,016             18,455

INTEREST EXPENSE
   Interest on Money Market and NOW                                   2,764              1,613              1,321
   Interest on Savings Deposits                                       4,076              1,622                920
   Interest on Time Deposits                                          4,670              5,081              3,741
   Interest on Other Borrowings                                          76                 90                 75
                                                             ---------------     --------------     --------------
                               TOTAL INTEREST EXPENSE                11,586              8,406              6,057
                                                             ---------------     --------------     --------------

                                  NET INTEREST INCOME                15,942             15,610             12,398

Provision for Credit Losses                                             694                755                778
                                                             ---------------     --------------     --------------
                            NET INTEREST INCOME AFTER
                          PROVISION FOR CREDIT LOSSES                15,248             14,855             11,620

NONINTEREST INCOME
   Net Servicing and Interest-Only Strip Income                       1,817                662                689
   Net Gain on Sale and Securitization of Loans                      19,563             19,724             13,150
   Service Charges, Fees, and Other Income                            2,669              3,022              2,081
                                                             ---------------     --------------     --------------
                                                                     24,049             23,408             15,920
                                                             ---------------     --------------     --------------
                                                                     39,297             38,263             27,540
NONINTEREST EXPENSE
   Salaries and Employee Benefits                                    19,906             19,662             14,073
   Occupancy Expenses                                                 2,287              1,645              1,342
   Furniture and Equipment                                            2,798              2,032              1,388
   Other Expenses                                                     8,900              7,531              5,914
                                                             ---------------     --------------     --------------
                                                                     33,891             30,870             22,717
                                                             ---------------     --------------     --------------
                           INCOME BEFORE INCOME TAXES                 5,406              7,393              4,823
Income Taxes                                                          2,330              3,277              1,968
                                                             ---------------     --------------     --------------

                                           NET INCOME        $        3,076      $       4,116      $       2,855
                                                             ===============     ==============     ==============
Per Share Data
   Net Income - Basic                                        $         1.21      $        1.63      $        1.19
   Net Income - Diluted                                      $         1.21      $        1.55      $        1.12


  The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    Common Shares                                    Accumulated
                                                -----------------------                                 Other
                                                Number of               Comprehensive   Retained    Comprehensive
                                                  Shares      Amount       Income       Earnings        Income
                                                -----------  ---------- ------------- ------------- ---------------
BALANCE AT JANUARY 1, 1997                       2,399,919   $  11,945                $      7,602  $(         113)

COMPREHENSIVE INCOME:
   Net Income                                                              $   2,855         2,855
   Other Comprehensive Income - Unrealized
      Gain on Available-for-Sale Securities,
      Net of Taxes of $21                                                         86                            86
                                                                        -------------
                  TOTAL COMPREHENSIVE INCOME                               $   2,941
                                                                        =============
Dividends on Common                                                                    (       502)
Common Stock Retired                             (     823)   (      6)
Exercise of Stock Options, Including Tax
   Benefit of $91                                  104,075         683
                                                -----------  ----------               ------------- ---------------
BALANCE AT DECEMBER 31, 1997                     2,503,171      12,622                       9,955   (          27)

COMPREHENSIVE INCOME:
   Net Income                                                              $   4,116         4,116
   Other Comprehensive Income - Unrealized
      Gain on Available-for-Sale Securities,
      Net of Taxes of $116                                                       183                           183
   Unrealized Gain on Interest-Only
       Strips Net of Taxes of $256                                               364                           364
                                                                        -------------
                  TOTAL COMPREHENSIVE INCOME                               $   4,663
                                                                        =============
Cash in Lieu of Fractional Shares from
    Merger with DNB                                                                    (         2)
Dividends on Common                                                                    (       467)
Exercise of Stock Options                           28,131         138
                                                -----------  ----------               ------------- ---------------
BALANCE AT DECEMBER 31, 1998                     2,531,302      12,760                      13,602             520

COMPREHENSIVE INCOME:
   Net Income                                                              $   3,076         3,076
   Other Comprehensive Income - Unrealized
      Gain on Available-for-Sale Securities,
      Net of Taxes of $2                                                           3                             3
   Unrealized Loss on Interest-Only
       Strips Net of Taxes of $21                                        (        29)                (          29)
                                                                        -------------
                  TOTAL COMPREHENSIVE INCOME                               $   3,050
                                                                        =============
Cash Dividends                                                                         (       760)
Exercise of Stock Options                            5,800          28
                                                -----------  ----------               ------------- ---------------

BALANCE AT DECEMBER 31, 1999                     2,537,102   $  12,788                $     15,918  $          494
                                                ===========  ==========               ============= ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


OPERATING ACTIVITIES                                                     1999            1998            1997
                                                                      ------------    ------------    ------------
   Net Income                                                         $     3,076     $     4,116     $     2,855
   Adjustments to Reconcile Net Income
     to Net Cash Provided (Used) by Operating Activities:
       Depreciation and Amortization                                        3,622           1,920           1,013
       Deferred Income Taxes                                                   57      (      496)     (      912)
       Loans Originated for Sale                                       (  690,108)     (  336,685)     (  225,800)
       Proceeds from Loan Sales                                           701,551         319,630         216,434
       Gain on Sale of Loans                                           (   19,563)     (   19,724)     (   13,150)
       Provision for Credit Losses                                            694             755             778
       Other Real Estate Owned Losses                                          72             220              53
       Other Items - Net                                                    1,995      (    5,784)          2,617
                                                                      ------------    ------------    ------------
                                         NET CASH PROVIDED (USED)
                                          BY OPERATING ACTIVITIES           1,396       (  36,048)      (  16,112)

INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits                             (      100)          3,419             685
   Purchases of Available-for-Sale Securities                          (      236)      (   1,894)      (   5,864)
   Purchases of Held-to-Maturity Securities                            (   10,994)      (  10,551)      (   7,902)
   Proceeds from Maturities and Sale of Available-for-Sale
     Securities                                                             3,452          18,683           4,787
   Proceeds from Maturities of Held-to-Maturity Securities                  7,108           2,663           8,407
   Net Change in Loans                                                 (   33,022)     (   28,838)     (   35,866)
   Proceeds from Sales of Other Real Estate Owned                             830           1,212             885
   Purchases of Premises and Equipment                                 (    2,294)     (    2,184)     (    1,885)
   Proceeds from Sale of Premises and Equipment                                30              82               3
                                                                      ------------    ------------    ------------
                            NET CASH USED BY INVESTING ACTIVITIES      (   35,226)     (   17,408)     (   36,750)

FINANCING ACTIVITIES
   Net Change in Demand Deposits and Savings Accounts                      20,624          67,451          14,568
   Net Change in Time Deposits                                             15,143          11,820          31,310
   Net Change Short-Term Borrowings                                             -      (    4,000)          3,500
   Reductions in Long-Term Debt                                                 -      (      465)     (       58)
   Proceeds from Exercise of Stock Options                                     28             138             592
   Redemption of Common Stock                                                   -               -      (        6)
   Dividends Paid                                                      (      760)     (      467)     (      502)
                                                                      ------------    ------------    ------------
                        NET CASH PROVIDED BY FINANCING ACTIVITIES          35,035          74,477          49,404
                                                                      ------------    ------------    ------------

                                           INCREASE (DECREASE) IN
                                        CASH AND CASH EQUIVALENTS           1,205          21,021      (    3,458)
Cash and Cash Equivalents at Beginning of Year                             32,914          11,893          15,351
                                                                      ------------    ------------    ------------
                                        CASH AND CASH EQUIVALENTS
                                                   AT END OF YEAR     $    34,119     $    32,914     $    11,893
                                                                      ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                      $    11,495     $     8,338     $     5,895
   Income Taxes Paid                                                  $     2,470     $     4,237     $     2,352


  The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of BYL Bancorp and its subsidiary, BYL Bank Group ("the Bank"), collectively referred to herein as the "Company".

NATURE OF OPERATIONS

The Bank operates seven retail branches in Orange and Riverside County, California. It also operates a Small Business Administration (SBA) loan department and a mortgage loan department. The Bank's primary source of revenue is providing loans to customers for both retention in the Bank's loan portfolio as well as sales to other institutional investors.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

CASH AND DUE FROM BANKS

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank. The Bank complied with the reserve requirements as of December 31, 1999.

The Bank maintains amounts due from banks which exceed federally insured limits. The Bank has not experienced any losses in such accounts.

INVESTMENT SECURITIES

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVESTMENT SECURITIES - CONTINUED

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

For impairment recognized in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN", amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LOANS - CONTINUED

On January 1, 1997, the Company adopted SFAS No. 125 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


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

Forward commitments to sell, and put options on mortgage-backed securities are used to reduce interest rate risk on a portion of loans held for sale and anticipated loan fundings of the Diamond Bar Mortgage Division. The resulting gains and losses on forward commitments are deferred and included in the carrying values of loans held for sale. Premiums on put options are capitalized and amortized over the option period. Gains and losses on forward commitments and put options deferred against loans held for sale approximately offset equivalent amounts of unrecognized gains and losses on the related loans. Forward commitments to sell and put options on mortgage-backed securities that hedge anticipated loan funding are not reflected in the consolidated statement of financial condition. Gains and losses on these instruments are not recognized until the actual sale of the loans held for sale. Loans generally fund in 10 to 30 days from the date of commitment. As noted in Note S, in conjunction with the closing of the Diamond Bar Mortgage Division, the Company no longer utilizes these activities to reduce interest rate risk.

PREMISES AND EQUIPMENT

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterment or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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

STOCK-BASED COMPENSATION

SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note M.

CURRENT ACCOUNTING PRONOUNCEMENTS

In June 1998, FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133". This Statement establishes the effective date of SFAS No. 133 for 2001 and is not expected to have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' presentations to conform to the current year. These classifications are of a normal recurring nature.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                                          Gross           Gross
                                                         Amortized      Unrealized      Unrealized
                                                            Cost          Gains          (Losses)      Fair Value
                                                        -------------  -------------   -------------  -------------
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 1999:
      Mortgage-Backed Securities                        $      6,597   $        271    $          -   $      6,868
                                                        =============  =============   =============  =============


   DECEMBER 31, 1998:
      Investment in Mutual funds                        $      3,000   $          -    $          -   $      3,000
      Mortgage-Backed Securities                               2,305            265               -          2,570
                                                        -------------  -------------   -------------  -------------
                                                        $      5,305   $        265    $          -   $      5,570
                                                        =============  =============   =============  =============

HELD-TO-MATURITY SECURITIES:
   DECEMBER 31, 1999:
      U.S. Treasury                                     $        500   $          1    $          -   $        501
      U.S. Government and Agency Securities                   14,008              -     (       266)        13,742
      Mortgage-Backed Securities                                 204              -     (         2)           202
                                                        -------------  -------------   -------------  -------------
                                                        $     14,712   $          1    $(       268)  $     14,445
                                                        =============  =============   =============  =============

   DECEMBER 31, 1998:
      U.S. Treasury                                     $      2,499   $         27    $          -   $      2,526
      U.S. Government and Agency Securities                    8,029              7     (         6)         8,030
      Mortgage-Backed Securities                                 316              2               -            318
                                                        -------------  -------------   -------------  -------------
                                                        $     10,844   $         36    $(         6)  $     10,874
                                                        =============  =============   =============  =============


The gross unrealized gain of $271 on available-for-sale securities is included in accumulated other comprehensive income at December 31, 1999, net of taxes of $111.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE B - INVESTMENT SECURITIES - CONTINUED

During 1998, the Company received $1,504 in proceeds and recorded a loss of $39 from the sale of investment securities. The Company did not sell any investment securities for the years ended December 31, 1999, and 1997.

Investment securities carried at $14,712 and $10,844 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and other purposes as required by law.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 1999, were as follows:

                                                 Available-for-Sale                      Held-to-Maturity
                                          ----------------------------------     ----------------------------------
                                            Amortized             Fair             Amortized             Fair
                                              Cost               Value               Cost               Value
                                          --------------     ---------------     --------------     ---------------
Due In One Year or Less                   $           -      $            -      $       3,513      $        3,488
Due from One to Five Years                            -                   -             10,995              10,755
Mortgage-Backed Securities                        6,597               6,868                204                 202
                                          --------------     ---------------     --------------     ---------------
                                          $       6,597      $        6,868      $      14,712      $       14,445
                                          ==============     ===============     ==============     ===============



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

At December 31, 1999 and 1998, the Bank was servicing approximately $220,120 and $164,764, respectively, in loans previously sold.

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE C - LOANS HELD FOR SALE - CONTINUED

A summary of the changes in the servicing assets and interest-only strips receivable is as follows:

                                                                                    Servicing Assets
                                                                     ---------------------------------------------
                                                                         1999             1998             1997
                                                                     ------------     ------------     -----------
Balance at Beginning of Year                                         $     2,479      $     1,920      $    1,249
Transfer to Interest-Only Strips Receivable                                    -                -       (     312)
Increase from Loan Sales                                                   1,045              968           1,057
Amortization and Prepayments Charged to Income                        (      721)      (      409)      (      74)
                                                                     ------------     ------------     -----------
Balance at End of Year                                               $     2,803      $     2,479      $    1,920
                                                                     ============     ============     ===========


                                                                           Interest-Only Strips Receivable
                                                                     ---------------------------------------------
                                                                         1999             1998             1997
                                                                     ------------     ------------     -----------
Balance at Beginning of Year                                         $     5,926      $       644      $        -
Transfer from Servicing Assets                                                 -                -             312
Increase from Loan Sales                                                   7,224            5,437             353
Amortization and Prepayments Charged to Income                        (      864)      (      155)      (      21)
                                                                     ------------     ------------     -----------
Balance at End of Year                                               $    12,286      $     5,926      $      644
                                                                     ============     ============     ===========

Unrecognized Gain at End of Year                                     $       570      $       620      $        -



The unrecognized gain on interest-only strips receivable of $570 is included in accumulated other comprehensive income at December 31, 1999, net of taxes of $236.

The estimated fair value of the servicing assets was approximately $2,815 at December 31, 1999. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A direct write down is recorded where the fair value is below the carrying amount of a specific servicing asset.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE C - LOANS HELD FOR SALE - CONTINUED

Included in the above Interest-Only Strips Receivable are retained interest in securitized assets ("RISA"), which has been capitalized upon the securitization of $43,000 of the unguaranteed portion of SBA loans in 1998 and $60,000 of commercial real estate loans in 1999. The RISA represents the present value of the estimated future earnings to be received by the company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the loans sold and the certificate rate paid to the investors less contractually specified servicing and costs and projected credit losses, after giving effect to estimated prepayments. The Company utilized prepayment rates for the 1998 securitization of 12% in 1998 and 15.3% in 1999. The prepayment rate for the 1999 securitization is 5% for the first sixty months and 15% thereafter. Annual net credit loss assumptions utilized for the 1999 and 1998 securitization transactions ranged from .25% to .50%. The Company used a discount rate during 1999 and 1998 of 125 to 525 points over the certificate rates paid to investors at the time of securitization in discounting future earnings.

RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. The Company is not aware of an active market for the purchase or sale of the RISA, and accordingly, the company determines the estimated fair value of the RISA by discounting the expected cash flows released from the trust (the "Cash-Out Method") using a discount rate which the Company believes is commensurate with the risks involved. Any changes in the market value of RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of deferred taxes.

In initially valuing the RISA, the Company establishes an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior estimates.

                            BY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE C - LOANS HELD FOR SALE - CONTINUED

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the rates paid to the investors, less the contractually specified servicing fee of .40% and costs, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                                                                                        1999              1998
                                                                                     ------------      ------------
Estimated Net Undiscounted RISA Earnings                                             $    19,475       $    11,114
Off Balance Sheet Allowance for Losses                                                (    1,864)       (    1,355)
Discount to Present Value                                                             (    6,966)       (    3,920)
                                                                                     ------------      ------------
Retained Interest in Securitized Assets                                              $    10,645       $     5,839
                                                                                     ============      ============

Outstanding Balance of Loans Sold Through Securitizations                            $    94,297       $    37,420
                                                                                     ============      ============




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

A summary of the changes in the allowance for credit losses as of December 31 follows:

                                                                       1999              1998              1997
                                                                   -----------       ------------      ------------
Balance at Beginning of Year                                       $    2,300        $     1,923       $     1,616
Additions to the Allowance Charged to Expense                             694                755               778
Recoveries on Loans Charged Off                                           134                150                64
                                                                   -----------       ------------      ------------
                                                                        3,128              2,828             2,458
Less Loans Charged Off                                              (     518)        (      528)       (      535)
                                                                   -----------       ------------      ------------

                                                                   $    2,610        $     2,300       $     1,923
                                                                   ===========       ============      ============

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE D - LOANS - CONTINUED

The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                                      1999              1998              1997
                                                                   -----------       ------------      ------------
Recorded Investment in Impaired Loans                              $    1,542        $     1,806       $     2,325

Related Allowance for Impaired Losses                              $      243        $       289       $       341

Average Recorded Investment in Impaired Loans                      $    2,349        $     2,102       $     2,324

Interest Income Recognized from Cash Payments                      $        -        $         -       $       103



Loans having carrying values of $725, $1,479, and $336 were transferred to other real estate owned in 1999, 1998 and 1997, respectively. During 1999 loans totaling $517 were made to facilitate the sale of other real estate owned.


NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                                                                        1999              1998
                                                                                     ------------      ------------
Land                                                                                 $       943       $       943
Buildings                                                                                  2,091             2,039
Leasehold Improvements                                                                     1,685             1,380
Furniture, Fixtures, and Equipment                                                         7,584             5,739
                                                                                     ------------      ------------
                                                                                          12,303            10,101
Less Accumulated Depreciation and Amortization                                        (    5,856)       (    4,019)
                                                                                     ------------      ------------

                                                                                     $     6,447       $     6,082
                                                                                     ============      ============


The Bank has entered into various operating lease agreements, primarily covering its branch locations. These agreements expire at various times through the year 2005.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE E - PREMISES AND EQUIPMENT - CONTINUED

The approximate future minimum annual payments for these leases by year are as follows:

                        2000                             $      1,289
                        2001                                    1,258
                        2002                                      826
                        2003                                      262
                        2004                                      152
                        Thereafter                                 76
                                                         -------------

                                                         $      3,863
                                                         =============


The minimum rental payments shown above represent the existing lease obligations, are not a forecast of future rental expense, and do not include sublease income.

Total rental expense included in occupancy expense and furniture and equipment expense was approximately $1,526 in 1999, $987 in 1998, and $768 in 1997.


NOTE F - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:

                        2000                             $     96,910
                        2001 through 2003                       6,264
                        After 2003                                  4
                                                         -------------

                                                         $    103,178
                                                         =============

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE G - OTHER EXPENSES

A summary of other expenses for the years ended December 31 is as follows:

                                                                      1999              1998              1997
                                                                   ------------      ------------      ------------
Regulatory Assessments                                             $        61       $        58       $        79
Other Real Estate Owned                                                    226               288               185
Commissions                                                                  -                13               278
Professional Fees and Outside Services                                   1,965             1,792             1,406
Loan Expenses                                                            1,649             1,047               511
Office Expenses                                                          2,016             1,527             1,303
Merger Related Expenses                                                      -               542                 -
Other                                                                    2,983             2,264             2,152
                                                                   ------------      ------------      ------------

                                                                   $     8,900       $     7,531       $     5,914
                                                                   ============      ============      ============




NOTE H - INCOME TAXES

The provisions for income taxes included in the statements of income consist of the following:

                                                                     1999               1998              1997
                                                                  ------------       -----------       -----------
Current:
   Federal                                                        $     1,704        $    2,723        $    2,176
   State                                                                  569             1,050               704
                                                                  ------------       -----------       -----------
                                                                        2,273             3,773             2,880

Deferred                                                                   57         (     496)        (     912)
                                                                  ------------       -----------       -----------

                                                                  $     2,330        $    3,277        $    1,968
                                                                  ============       ===========       ===========



Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company's principal differences are from loan loss provision accounting, loan sales, and depreciation differences.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE H - INCOME TAXES - CONTINUED

The following is a summary of the components of the deferred tax asset account recognized in the accompanying consolidated balance sheets:

                                                                                        1999              1998
                                                                                     ------------      ------------
Deferred Tax Assets:
   Allowance for Loan Losses                                                         $       763       $       510
   Other Real Estate Writedowns                                                               91               222
   Gain on Sale of Loans                                                                   1,098             1,196
   California Franchise Tax                                                                  196               312
   Other Assets/Liabilities                                                                  160               401
                                                                                     ------------      ------------
                                                                                           2,308             2,641
Deferred Tax Liabilities:
   Unrealized Gains on Securities and Other Assets                                    (      347)       (      365)
   Premises and Equipment                                                             (      157)       (      433)
                                                                                     ------------      ------------
                                                                                      (      504)       (      798)
                                                                                     ------------      ------------

                                                                                     $     1,804       $     1,843
                                                                                     ============      ============



A comparison of the federal statutory income tax rates to the Company's effective income tax rates for the years ended December 31 follows:

                                                1999                      1998                      1997
                                      ------------------------  ------------------------  ------------------------
                                        Amount        Rate        Amount        Rate        Amount        Rate
                                      -----------  -----------  -----------  -----------  -----------  -----------
Federal Tax Rate                      $    1,838        34.0%   $    2,514        34.0%   $    1,640        34.0%
California Franchise Taxes,
   Net of Federal Tax Benefit                387         7.1           536         7.3           330         6.8
Tax Savings from Exempt
   Interest                            (      42)   (    0.8)    (      44)   (    0.6)    (      79)   (    1.6)
Merger Expenses
                                               -           -           222         3.0             -           -
Other Items - Net                            147         2.8            49         0.6            77         1.6
                                      -----------  -----------  -----------  -----------  -----------  -----------

Bank's Effective Rate                 $    2,330        43.1%   $    3,277        44.3%   $    1,968        40.8%
                                      ===========  ===========  ===========  ===========  ===========  ===========

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute EPS:

                                              1999                        1998                       1997
                                  --------------------------  -------------------------  --------------------------
                                    Income        Shares        Income        Shares       Income        Shares
                                  ------------  ------------  -----------   -----------  ------------  ------------
Net Income as Reported            $     3,076                 $    4,116                 $     2,855
Weighted Average Shares
   Outstanding During the Year                    2,534,053                  2,520,828                   2,403,103
                                  ------------  ------------  -----------   -----------  ------------  ------------
              USED IN BASIC EPS         3,076     2,534,053        4,116     2,520,828         2,855     2,403,103
Dilutive Effect of:
   Outstanding Stock Options                         17,556                    135,410                     134,084

                                  ------------  ------------  -----------   -----------  ------------  ------------
           USED IN DILUTIVE EPS   $     3,076     2,551,609   $    4,116     2,656,238   $     2,855     2,537,187
                                  ============  ============  ===========   ===========  ============  ============




NOTE J - EMPLOYEE BENEFITS

The Bank has a salary deferral 401(k) Plan that covers substantially all employees. The Bank contributed matching funds at its option, which amounted to $381, $302 and $34 in 1999, 1998 and 1997, respectively.

The Bank has entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $2,415, payable in equal annual installments for ten years from the death or retirement dates of each participating officer. The obligations for these agreements are funded by single premium life insurance policies, with cash surrender values aggregating approximately $2,196, $1,374, and $906 at December 31, 1999, 1998 and 1997,
respectively. As of December 31, 1999, 1998 and 1997, approximately $216, $152, and $97, respectively, has been accrued in conjunction with these agreements.


NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation which has arisen in the ordinary course of its business. In the opinion of management, based upon representation of legal counsel, the disposition of such pending litigation will not have a material effect on the Bank's financial statements.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

As of December 31, 1999, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

                 Commitments to Extend Credit                   $     28,060
                 Standby Letter of Credit                                839
                                                                -------------

                                                                $     28,899
                                                                =============



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


NOTE L - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE L - RELATED PARTY TRANSACTIONS - CONTINUED

The following is an analysis of the activity of all such loans:

                                                                                        1999              1998
                                                                                     ------------      ------------
Beginning Balance                                                                    $     2,241       $     1,486
Credits Granted, Including Renewals                                                        1,033               887
Repayments                                                                            (      493)       (      132)
                                                                                     ------------      ------------

Ending Balance                                                                           $ 2,781           $ 2,241
                                                                                     ============      ============



The Bank leases its main Riverside facility from a partnership comprised of two of its directors. The initial term of the lease started in 1982 and expires in 2002, with two successive ten year options. Monthly rental expense, currently at $14, is adjusted for cost of living increases every three years. The Bank also pays its pro-rata share of taxes and common operating expenses.


NOTE M - STOCK OPTION PLAN

At December 31, 1999, the Company has an option plan which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M - STOCK OPTION PLAN - CONTINUED

A summary of the status of the Company's fixed stock option plan as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                                                 1999                      1998                      1997
                                       -----------------------   -----------------------   ------------------------
                                                    Weighted                  Weighted                   Weighted
                                                     Average                   Average                   Average
                                                    Exercise                  Exercise                   Exercise
                                         Shares       Price        Shares       Price        Shares       Price
                                       -----------  ----------   -----------  ----------   -----------  -----------
Outstanding at Beginning of Year          413,102   $   12.80       288,700   $    9.56       125,865   $     4.88
Options Granted                                 -           -       152,533       17.47       179,368        12.70
Options Exercised                       (   5,800)       4.88     (  28,131)       4.88     (  11,466)        6.40
Options Forfeited                       (   3,200)      17.38             -                 (   5,067)       11.79
                                       -----------               -----------               -----------
Outstanding at
   End of Year                            404,102       12.88       413,102       12.80       288,700         9.56
                                       ===========               ===========               ===========

Options Exercisable at Year-End           284,636       10.95       203,052        9.31       171,783         7.41
Weighted-Average
   Fair Value of Options
   Granted During the Year                          $       -                 $    5.22                  $    3.87



The following table summarizes information about fixed options outstanding at December 31, 1999:

                                           Options Outstanding                          Options Exercisable
                          -------------------------------------------------------  -------------------------------
                                                  Weighted-          Weighted                         Weighted-
                                                   Average            Average                          Average
       Exercise               Number              Remaining          Exercise          Number          Exercise
         Price            Outstanding         Contractual Life         Price         Exercisable        Price
------------------------  ----------------   --------------------  --------------  ----------------  -------------
         $4.88                     82,201         2.8 years        $       4.88             82,201   $      4.88
      $12 to $13                  172,568         6.9 years        $      12.71            172,568   $     12.71
      $17 to $21                  149,333         8.2 years        $      17.47             29,867   $     17.47
                          ----------------                                         ----------------

                                  404,102         6.8 years                                284,636
                          ================                                         ================

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M - STOCK OPTION PLAN - CONTINUED

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the following pro forma amount:

                                                                  1999                1998               1997
                                                              --------------      -------------      -------------
Net Income:
   As Reported                                                $       3,076       $      4,116       $      2,855
   Pro Forma                                                  $       2,703       $      3,888       $      2,640

Per Share Data:
   Net Income - Basic
      As Reported                                                      1.21               1.63               1.19
      Pro Forma                                                        1.07               1.54               1.10
   Net Income - Diluted
      As Reported                                                      1.21               1.55               1.12
      Pro Forma                                                        1.06               1.46               1.04



The information above does not include options from DNB Financial which was acquired in 1998 (see Note P). DNB Financial had no options granted in 1998 and 1997 and therefore did not impact the pro forma data presented above. During 1997, options previously granted equal to 92,609 shares were exercised.


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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair value of financial instruments at December 31, 1999 and 1998 is summarized as follows:

                                                                              December 31,
                                                       ------------------------------------------------------------
                                                                   1999                            1998
                                                       ----------------------------    ----------------------------
                                                         Carrying         Fair           Carrying         Fair
                                                          Value          Value            Value          Value
                                                       -------------  -------------    -------------  -------------
FINANCIAL ASSETS:
   Cash and Due From Banks                             $     34,119   $     34,119     $     14,214   $     14,214
   Federal Funds Sold                                             -              -           18,700         18,700
   Interest-Bearing Deposits                                    100            100                -              -
   Investment Securities                                     21,580         21,313           16,414         16,444
   Federal Home Loan Bank Stock, at Cost                      1,113          1,113              830            830
   Loans Held for Sale                                       69,756         71,849           74,598         76,836
   Loans, net                                               196,274        196,136          164,154        164,138
   I/O Strips Receivable and Servicing Assets                15,659         15,674            9,025          9,025
   Cash Surrender Value - Life Insurance                      2,196          2,196            1,374          1,374

FINANCIAL LIABILITIES:
   Deposits                                                 322,973        323,010          287,206        287,394



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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE O - REGULATORY MATTERS - CONTINUED

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as under-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

                                                                                    Required Capital
                                                                       --------------------------------------------
                                                                                                  To Be Well-
                                                                                                  Capitalized
                                                                           For Capital            Under Prompt
                                                                             Adequacy              Corrective
                                                       Actual                Purposes              Provisions
                                                ---------------------  ---------------------  ---------------------
                                                 Amount       Ratio     Amount      Ratio      Amount       Ratio
                                                ----------   --------  ----------  ---------  ----------   --------
AS OF DECEMBER 31, 1999:
   Total Capital (to Risk-Weighted Assets)      $  29,539      7.99%   $  29,542      8.00%   $  36,928     10.00%
   Tier 1 Capital (to Risk-Weighted Assets)     $  26,930      7.28%   $  14,771      4.00%   $  22,157      6.00%
   Tier 1 Capital (to Average Assets)           $  26,930      7.40%   $  14,550      4.00%   $  18,187      5.00%

AS OF DECEMBER 31, 1998:
   Total Capital (to Risk-Weighted Assets)      $  26,782      9.68%   $  22,123      8.00%   $  27,653     10.00%
   Tier 1 Capital (to Risk-Weighted Assets)     $  24,483      8.85%   $  11,061      4.00%   $  16,592      6.00%
   Tier 1 Capital (to Average Assets)           $  24,483      7.95%   $  12,314      4.00%   $  15,392      5.00%



On March 8, 2000 the Bank was notified by the FDIC that the Bank is under-capitalized for purposes of Prompt Corrective Action. Accordingly, the Bank is prohibited, among other things, from renewing broker deposits, paying dividends and is subject to enforcement actions.


NOTE P - MERGERS AND ACQUISITIONS

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE P - MERGERS AND ACQUISITIONS - CONTINUED

The following table summarizes the separate revenue and net income of the Company and DNB Financial that have been reported in the restated financial statements included herein:

                                                               1999                 1998                 1997
                                                           --------------      ---------------      ---------------
Interest and Noninterest Income:
   The Company                                             $      51,577       $       44,635       $       27,818
   DNB Financial                                                       -                2,789                6,557
                                                           --------------      ---------------      ---------------
                                                           $      51,577       $       47,424       $       34,375
                                                           ==============      ===============      ===============

Net Income:
   The Company                                             $       3,076       $        3,794       $        2,110
   DNB Financial                                                       -                  322                  745
                                                           --------------      ---------------      ---------------
                                                           $       3,076       $        4,116       $        2,855
                                                           ==============      ===============      ===============



NOTE Q - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

BYL Bancorp operates BYL Bank Group. BYL Bancorp commenced operations during 1997. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                                                                                          December 31,
                                                                               ------------------------------------
                                                                                   1999                  1998
                                                                               --------------        --------------
ASSETS:
   Cash                                                                        $         134         $         193
   Investment in Subsidiary                                                           29,029                26,689
   Other Assets                                                                           37                     -
                                                                               --------------        --------------
                                                                               $      29,200         $      26,882
                                                                               ==============        ==============

LIABILITIES:
   Long-Term Debt                                                              $           -         $           -
   Other Liabilities                                                                       -                     -
                                                                               --------------        --------------
                                                    TOTAL LIABILITIES                      -                     -

                                                 SHAREHOLDER'S EQUITY                 29,200                26,882
                                                                               --------------        --------------
                                                                               $      29,200         $      26,882
                                                                               ==============        ==============

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE Q - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

                                       CONDENSED STATEMENTS OF INCOME

                                                                                     Year Ended December 31,
                                                                               ------------------------------------
                                                                                   1999                  1998
                                                                               --------------        --------------
INCOME:
   Cash Dividends from Subsidiary                                              $         760         $         531
   Interest Income                                                                         -                    36
                                                                               --------------        --------------

                                                         TOTAL INCOME                    760                   567

EXPENSES:
   Merger Related Expenses                                                                 -                   542
   Other                                                                                  50                    44
                                                                               --------------        --------------

                                                       TOTAL EXPENSES                     50                   586
                                                                               --------------        --------------

                                              INCOME BEFORE EQUITY IN
                                                 UNDISTRIBUTED INCOME
                                                        OF SUBSIDIARY                    710          (         19)

                                              EQUITY IN UNDISTRIBUTED
                                                 INCOME OF SUBSIDIARY                  2,366                 4,135
                                                                               --------------        --------------

                                                           NET INCOME          $       3,076         $       4,116
                                                                               ==============        ==============

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE Q - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED

                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                               ------------------------------------
                                                                                     1999                  1998
                                                                               --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $      3,076          $       4,116
   Noncash Items Included in Net Income:
      Equity in Income of Subsidiary                                            (     3,126)          (      4,666)
      Change in Other Assets and Liabilities                                    (        37)                   212
                                                                               --------------        --------------
                                                     NET CASH USED IN
                                                 OPERATING ACTIVITIES           (        87)          (        338)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends Received from Subsidiary                                                    760                   531
   Investment in Subsidiary                                                                -          (        915)
   Change in Investments                                                                   -                 1,106
   Change in Loans                                                                         -                   555
                                                                               --------------        --------------
                                                    NET CASH PROVIDED
                                              BY INVESTING ACTIVITIES                    760                 1,277
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Long-Term Debt                                                            -          (        465)
   Options Exercised and Shares Retired                                                   28                   138
   Dividends Paid                                                               (        760)         (        469)
                                                                               --------------        --------------
                                                     NET CASH USED IN
                                                 FINANCING ACTIVITIES           (        732)         (        796)
                                                                               --------------        --------------

                                          NET (DECREASE) INCREASE IN
                                           CASH AND CASH EQUIVALENTS            (         59)                  143

                                           CASH AND CASH EQUIVALENTS,
                                                 AT BEGINNING OF YEAR                    193                    50
                                                                               --------------        --------------

                                            CASH AND CASH EQUIVALENTS
                                                    AT ENDING OF YEAR          $         134         $         193
                                                                               ==============        ==============

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE R - SEGMENT INFORMATION

The Company has two primary reportable segments; its wholesale lending operations and its retail banking operations. The wholesale lending segment originates loans for resale to institutional investors. The Company's SBA Loan Division and its Mortgage Loan Division are included in this segment. The retail banking segment accepts deposits, originates loans and provides other banking services to the communities in which its seven branch offices are located.

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


                                                                                 1999
                                                   ----------------------------------------------------------------
                                                         Wholesale Segments
                                                   -------------------------------     Retail            Total
                                                      Mortgage           SBA           Segment          Company
                                                   --------------  ---------------  --------------   --------------
          CONDENSED INCOME STATEMENT
Net Interest Income                                $       2,933   $        3,398   $       9,611    $      15,942
Noninterest Income                                        16,582            5,641           1,826           24,049
Operating Expense                                   (     16,011)   (       4,031)   (     7,604)     (     27,646)
                                                   --------------  ---------------  --------------   --------------
                            OPERATIONAL PROFIT             3,504            5,008           3,833           12,345
Provision for Loan Losses                                                                             (        694)
Administrative Costs                                                                                  (      6,124)
Goodwill Amortization                                                                                 (        121)
Income Taxes                                                                                          (      2,330)
                                                                                                     --------------
                                    NET INCOME                                                       $       3,076
                                                                                                     ==============

Total Assets at December 31, 1999                  $      44,103   $      139,488   $     170,145    $     353,736
Loans Originated for Sale during 1999              $     567,000   $      123,000
Loans Sold during 1999                             $     587,000   $      108,000

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE R - SEGMENT INFORMATION - CONTINUED

                                                                                1998
                                                   ----------------------------------------------------------------
                                                         Wholesale Segments
                                                   -------------------------------     Retail            Total
                                                      Mortgage           SBA           Segment          Company
                                                   --------------  ---------------  --------------   --------------
          CONDENSED INCOME STATEMENT
Net Interest Income                                $       2,772   $        3,382   $       9,456    $      15,610
Noninterest Income                                        13,487            6,899           3,022           23,408
Operating Expense                                   (     11,225)   (       4,405)   (     10,433)    (     26,063)
                                                   --------------  ---------------  --------------   --------------
                            OPERATIONAL PROFIT             5,034            5,876           2,045           12,955
Provision for Loan Losses                                                                             (        755)
Administrative Costs                                                                                  (      4,686)
Goodwill Amortization                                                                                 (        121)
Income Taxes                                                                                          (      3,277)
                                                                                                     --------------
                                    NET INCOME                                                       $       4,116
                                                                                                     ==============

Total Assets at December 31, 1998                  $      37,365   $       74,720   $     205,928    $     318,013
Loans Originated for Sale during 1998              $     245,000   $       89,000
Loans Sold during 1998                             $     222,000   $       94,000


                                                                                1997
                                                  -----------------------------------------------------------------
                                                        Wholesale Segments
                                                  -------------------------------      Retail           Total
                                                     Mortgage           SBA            Segment          Company
                                                  --------------   --------------  ---------------  ---------------
          CONDENSED INCOME STATEMENT
Net Interest Income                               $       1,230    $       2,023   $        9,145   $       12,398
Noninterest Income                                       10,158            3,681            2,081           15,920
Operating Expense                                  (      7,513)    (      3,121)   (       9,017)   (      19,651)
                                                  --------------   --------------  ---------------  ---------------
                            OPERATIONAL PROFIT            3,875            2,583            2,209            8,667
Provision for Loan Losses                                                                            (         778)
Administrative Costs                                                                                 (       2,952)
Goodwill Amortization                                                                                (         114)
Income Taxes                                                                                         (       1,968)
                                                                                                    ---------------
                                    NET INCOME                                                      $        2,855
                                                                                                    ===============

Total Assets at December 31, 1997                 $      46,957    $      43,861   $      147,268   $      238,086
Loans Originated for Sale during 1997             $     190,000    $      62,000
Loans Sold during 1997                            $     163,000    $      42,000

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE S - SUBSEQUENT EVENTS

As discussed in Note O, the Bank is under capitalized pursuant to the regulatory capital requirements administered by the FDIC. In order to improve its capital ratios, during the first quarter of 2000, the Bank closed its Indirect Auto Division, sold the related loan portfolio and divested itself of its Diamond Bar Mortgage Division, an originator of Agency conforming residential mortgages. As a result of these restructurings, the Company expects to report a loss for the first quarter of 2000 approaching approximately $500,000.

On a recent exam, the FDIC concluded that the Bank did not adequately support the assumptions utilized to project the value assigned to various residual assets retained in securitization completed in 1998 and 1999. The FDIC has advised the Bank it believes these assets are overstated by approximately $2.7 million, on a pre-tax basis.

Management strongly disagrees with the FDIC conclusions in this matter and intends to appeal the FDIC findings. In connection with this appeal, the Bank has engaged a reputable third-party consultant to evaluate the assumption used in the valuation of these assets as well as design a new valuation model for ongoing measurement of the changes in valuation of these assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second or third quarter, 2000.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second or third quarter, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second or third quarter, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the second or third quarter, 2000.

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

                  3.1      Articles of Incorporation of the Registrant (A)

                  3.2      Amendment to Articles of Incorporation of Registrant
                           (A)

                  3.3      Bylaws of the Registrant (A)

                  4.1 Specimen Certificate evidencing shares of Registrant's Common Stock (A)

                  4.2 Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Shares of Registrant - Annex II of Proxy Statement/ Prospectus incorporated by reference (A)

                  10.1     Form of Indemnification Agreement (A)

                  10.2     BYL Bancorp 1997 Stock Option Plan (C)

                  10.3 Form of Proxy,Proxy Statemment and Notice of Annual Meeting (E)

                  10.4     Employment Agreement - Mr. Robert Ucciferri (A)

                  10.5     Employment Agreement - Mr. Barry J. Moore (A)

                  10.6     Employment Agreement - Mr. Michael Mullarky (A)

                  10.7     Employment Agreement - Ms. Gloria Van Kampen (D)

                  10.8     Employment Agreement - Mr. Gary Strachn

                  10.9     Salary Continuation Agreement - Mr. Robert Ucciferri
                           (A)

                  10.10    Salary Continuation Agreement - Mr. Barry J. Moore
                           (A)

                  10.11    Salary Continuation Agreement - Mr. Michael Mullarky
                           (F)

                  10.12    Salary Continuation Agreement - Ms. Gloria Van Kampen
                           (F)

                  10.13 Agreement and Plan of Reorganization with DNB Financial (B)

                  21.1     Subsidiary of BYL Bancorp (A)

                  23.1     Consent of Vavrinek, Trine, Day & Co., LLP


         b)       REPORTS ON FORM 8-K

                  None.

---------------------------------
(A) Filed as an Exhibit to the Registrant's Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.
(B)        Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.
(C) Filed as an Exhibit to the Registration Statement on Form S-8 filed on May 15, 1998.
(D)        Filed as an Exhibit to the Annual Report on Form 10-K as of December
           31, 1998.
(E) Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1998, incorporating Schedule 14 A information pursuant to
           Section 14(a) of the Securities Exchange Act of 1934, filed on May 18, 1999.
(F)        Filed as an Exhibit to Form 10-Q filed on November 15, 1999, which
           Exhibit is incorporated herein by this reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  BYL BANCORP

                  By: /s/ Robert Ucciferri
                     --------------------------------------
                                    Robert Ucciferri
                          President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:


Signature                                          Title                                               Date
---------                                          -----                                               ----
/s/ Barry J. Moore                                 Senior Executive Vice President                     April 13, 2000
---------------------------------                  and Chief Financial Officer
Barry J. Moore

/s/ Henry C. Cox II                                Director                                            April 13, 2000
---------------------------------
Henry C. Cox II

/s/ Eddie R. Fischer                               Director                                            April 13, 2000
---------------------------------
Eddie R. Fischer

/s/ Neil Hatcher                                   Director                                            April 13, 2000
---------------------------------
Neil Hatcher

/s/ Leonard O. Lindborg                            Director                                            April 13, 2000
---------------------------------
Leonard O. Lindborg

/s/ H. Rhoads Martin, Jr.                          Chairman of the Board, Director                     April 13, 2000
---------------------------------
H. Rhoads Martin, Jr.

/s/ John F. Myers                                  Director                                            April 13, 2000
---------------------------------
John F. Myers

/s/ Brent W. Walberg                               Director                                            April 13, 2000
---------------------------------
Brent W. Walberg