Form 10-Q
period 2000-03-31
BYL BANCORP
filed 2000-05-15
CIK 1039311

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

   / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . . . . . . . . .

                        Commission file number: 000-23257

                                   BYL BANCORP

         CALIFORNIA                                NO. 33-0755794
   (State or other jurisdiction            (IRS Employer Identification No.)
        of incorporation)

   1875 North Tustin Street, Orange, California            92865
    (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (714) 685-1317

                                 Not Applicable
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 12, 2000, there were 2,537,102 shares of BYL Bancorp Common Stock outstanding.

                           BYL Bancorp and Subsidiary
                                 March 31, 2000


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 ----
Item 1.  Financial Statements
         Consolidated Condensed Balance Sheet at March 31, 2000 and
              December 31, 1999.........................................................................          3
         Consolidated Condensed Statement of Income for the three
              months ended March 31, 2000 and 1999......................................................          4
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
              January 1, 1998 through March 31, 2000....................................................          5
         Consolidated Condensed Statement of Cash Flows for the three months ended
              March 31, 2000 and 1999...................................................................          6
         Notes to Consolidated Financial Statements.....................................................          7
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................  9 - 14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................15 - 16


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................        16
Item 2.  Changes in Securities...........................................................................        16
Item 3.  Defaults upon Senior Securities.................................................................        16
Item 4.  Submission of Matters to a Vote of Security Holders.............................................        16
Item 5.  Other Information...............................................................................        17
Item 6.  Exhibits and Reports on Form 8-K................................................................        17

                                       2

ITEM 1.  FINANCIAL STATEMENTS


                           BYL BANCORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                               March 31,              December 31,
                                                                                 2000                     1999
                                                                            ----------------       ----------------
Cash and Due From Bank                                                            $  55,301              $  34,119
Federal Funds Sold                                                                      100                      -
                                                                            ----------------       ----------------
                                     TOTAL CASH AND CASH EQUIVALENTS                 55,401                 34,119

Interest-Bearing Deposits                                                               400                    100
Investment Securities                                                                41,501                 21,580
Federal Home Loan Bank Stock, at Cost                                                 1,178                  1,113
Loans Held For Sale                                                                  48,392                 69,756

Loans                                                                               180,090                198,884
Allowance for Loan Losses                                                           ( 2,607)               ( 2,610)
                                                                            ----------------       ----------------
                                                           NET LOANS                177,483                196,274

Premises and Equipment                                                                6,081                  6,447
Other Real Estate Owned                                                                 468                    277
Goodwill                                                                              1,294                  1,324
Interest-Only Strips Receivable and Servicing Assets                                 15,741                 15,659
Accrued Interest and Other Assets                                                     7,696                  7,087
                                                                            ----------------       ----------------

                                                                                  $ 355,635              $ 353,736
                                                                            ================       ================

Noninterest-Bearing Deposits                                                      $  74,058              $  66,619
Interest-Bearing Deposits                                                           250,918                256,354
                                                                            ----------------       ----------------
                                                      TOTAL DEPOSITS                324,976                322,973

Accrued Interest and Other Liabilities                                                1,719                  1,563
                                                                            ----------------       ----------------
                                                   TOTAL LIABILITIES                326,695                324,536

Common Shares                                                                        12,788                 12,788
Retained Earnings                                                                    15,658                 15,918
Accumulated Other Comprehensive Income                                                  494                    494
                                                                            ----------------       ----------------
                                          TOTAL SHAREHOLDERS' EQUITY                 28,940                 29,200
                                                                            ----------------       ----------------

                                                                                  $ 355,635              $ 353,736
                                                                            ================       ================

                           BYL BANCORP AND SUBSIDIARY
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                -----------------------------------
                                                                                    2000                 1999
                                                                                --------------      ---------------
Interest Income                                                                      $  7,547             $  6,492
Interest Expense                                                                        2,990                2,798
                                                                                --------------      ---------------

                                                     Net Interest Income                4,557                3,694

Provision for Loan Losses                                                                  50                  180
                                                                                --------------      ---------------

                                               Net Interest Income after
                                               Provision for Loan Losses                4,507                3,514

Noninterest Income                                                                      5,122                5,968
Noninterest Expense                                                                    10,018                8,683
                                                                                --------------      ---------------

                                                            Income (Loss) Before Taxes   (389)                 799

Income Taxes                                                                             (129)                 340
                                                                                --------------      ---------------

                                                        Net Income (Loss)       $        (260)             $   459
                                                                                ==============      ===============

Per Share Data:
   Net Income (Loss) - Basic                                                    $        (.10)             $   .18
                                                                                ==============      ===============
   Net Income (Loss) - Diluted                                                  $        (.10)             $   .18
                                                                                ==============      ===============


                                   BYL BANCORP
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                                                     Accumulated
                                               Common Shares                                            Other
                                          -------------------------   Comprehensive Retained        Comprehensive
                                             Number       Amount        Income     Earnings       Income       Total
                                          -----------  ------------  -----------  ----------   -----------  -----------

Balance at January 1, 1998                 2,503,171      $ 12,622                  $ 9,955      $  (27)     $ 22,550
Comprehensive Income:
   Net Income                                                         $   4,116       4,116                     4,116
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale Securities, Net                                  183                     183           183
      Unrealized Gain on Interest-Only
         Strips, Net                                                        364                     364           364
                                                                     -----------
Total Comprehensive Income                                            $   4,663
                                                                     ===========
Dividends on Common                                                                    (467)                     (467)
Options Exercised                             28,131           138                                                138
Fractional Shares from Merger
   with DANB0                                                                            (2)                       (2)
                                          -----------  ------------               ----------   -----------  -----------

Balance at December 31, 1998               2,531,302        12,760                   13,602         520        26,882
Comprehensive Income:
   Net Income                                                         $   3,076       3,076                     3,076
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale Securities, Net                                    3                       3             3
      Unrealized Gain on Interest-Only
         Strips, Net                                                        (29)                    (29)          (29)
                                                                     -----------
Total Comprehensive Income                                            $   3,050
                                                                     ===========
Exercise of Stock Option                       5,800            28                                                 28
Dividends on Common                                                                    (760)                     (760)
                                          -----------  ------------               ----------   -----------  -----------

Balance at December 31, 1998               2,537,102        12,788                   15,918         494        29,200
Comprehensive Income:
   Net Loss                                                           $    (260)       (260)                     (260)
   Other Comprehensive Income-
      Unrealized Gain on
        Available-for-Sale Securities, Net                                    -
                                                                     -----------
Total Comprehensive Income                                            $    (260)
                                                                     ===========

                                          -----------  ------------               ----------   -----------  -----------

Balance at March 31, 2000                  2,537,102      $ 12,788                  $15,658       $ 494      $ 28,940
                                          ===========  ============               ==========   ===========  ===========


                           BYL BANCORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                -----------------------------------
                                                                                    2000                 1999
                                                                                --------------       --------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                                $    (260)           $     459
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                    480                  431
         Provision for Loan Losses                                                         50                  180
         Net Change in Loans Held for Sale                                             21,364               14,918
         Other Items - Net                                                               (581)               1,733
                                                                                --------------       --------------
                                                    NET CASH PROVIDED BY
                                                    OPERATING ACTIVITIES               21,053               17,721

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                                   (300)                (630)
   Purchases of Investment Securities                                                 (20,006)             (10,000)
   Maturities of Investment Securities                                                     82                5,117
   Net Change in Loans                                                                 18,382                9,665
   Purchase of Premises and Equipment                                                    (161)                (780)
   Other Items - Net                                                                      229                  115
                                                                                --------------       --------------
                                                 NET CASH PROVIDED (USED) BY
                                                 BY INVESTING ACTIVITIES               (1,774)               3,487

FINANCING ACTIVITIES
   Decrease in Borrowed Funds                                                                                    -
   Net Change in Deposits                                                               2,003               22,804
   Proceeds from Exercise of Options                                                        -                   12
   Dividends                                                                                -                 (190)
                                                                                --------------       --------------
                                                       NET CASH PROVIDED
                                                 BY FINANCING ACTIVITIES                2,003               22,626
                                                                                --------------       --------------

                                   INCREASE IN CASH AND CASH EQUIVALENTS               21,282               43,834

Cash and Cash Equivalents at Beginning of Period                                       34,119               32,914
                                                                                --------------       --------------

                                               CASH AND CASH EQUIVALENTS
                                                        AT END OF PERIOD            $  55,401            $  76,748
                                                                                ==============       ==============

                           BYL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1999.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month periods ended March 31, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.


NOTE 2 - EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.


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

                           BYL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SEGMENTS - CONTINUED

The following tables summarize segment operations for the three months ended March 31, 2000 and 1999.


                                                                  Three Months Ended March 31, 2000
                                                   ----------------------------------------------------------------
                                                         Wholesale Segments            Retail            Total
                                                   -------------------------------
                                                      Mortgage           SBA           Segment          Company
                                                   --------------  ---------------  --------------   --------------
          Condensed Income Statement
Net Interest Income                                     $    680         $  1,305        $  2,572       $    4,557
Noninterest Income                                         3,027            1,880             215            5,122
Operating Expense                                         (3,720)          (1,447)         (3,186)          (8,353)
                                                   --------------  ---------------  --------------   --------------
                      Operational Profit (Loss)              (13)           1,738            (399)           1,326
Provision for Loan Losses                                                                                      (50)
Administrative Costs                                                                                        (1,635)
Goodwill Amortization                                                                                          (30)
Income Taxes                                                                                                   129
                                                                                                     --------------
                                    Net Income                                                          $     (260)
                                                                                                     ==============
Loans Originated for Sale during 2000                   $ 82,000         $ 28,000
Loans Sold during 2000                                  $ 85,000         $ 36,000



                                                                   Three Months Ended March 31, 1999
                                                   ----------------------------------------------------------------
                                                         Wholesale Segments            Retail            Total
                                                   -------------------------------
                                                      Mortgage           SBA           Segment          Company
                                                   --------------  ---------------  --------------   --------------
          Condensed Income Statement
Net Interest Income                                    $     737         $    718        $  2,239         $  3,694
Noninterest Income                                         3,696            1,732             540            5,968
Operating Expense                                         (3,934)          (1,413)         (2,396)          (7,743)
                                                   --------------  ---------------  --------------   --------------
                                                   --------------  ---------------  --------------   --------------
                            Operational Profit               499            1,037             383            1,919
Provision for Loan Losses                                                                                     (180)
Administrative Costs                                                                                          (910)
Goodwill Amortization                                                                                          (30)
Income Taxes                                                                                                  (340)
                                                                                                     --------------
                                    Net Income                                                            $    459
                                                                                                     ==============
Loans Originated for Sale during 1999                  $ 125,000         $ 33,000
Loans Sold during 1999                                 $ 137,000         $ 28,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BYL Bancorp (the "Company") has one wholly owned subsidiary, BYL Bank Group, formerly the Bank of Yorba Linda (the "Bank"). The Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

SALE OF UNGUARANTEED INTEREST IN SBA LOANS

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

SALE OF COMMERCIAL LOANS

On August 11, 1999, the Bank entered into a Pooling and Servicing Agreement dated as of June 30, 1999 (the "Business Loan Pooling Agreement") among the Bank, as seller and master servicer, HSBC Bank USA, as Trustee, and Bankers Trust (Delaware) as Delaware Trustee, whereby the Bank has transferred a pool of business loans to a newly-created trust (the "Business Loan Trust") for the benefit of the holders of certificates representing interests in such Business Loan Trust. The Business Loan Trust consists of the Business Loans that are subject to the Business Loan Pooling Agreement, and the Business Loan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

SALE OF COMMERCIAL LOANS- CONTINUED

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

Regulatory Actions, Prompt Corrective Action and Capital Restoration Plan

The two securitization transactions described above were accounted for as sales in accordance with Generally Accepted Accounting Principles. However, as a result of a recent FDIC examination, the FDIC has indicated that such transactions are considered to be with recourse, that the Bank did not adequately support the assumptions utilized to project the value assigned to various residual assets retained in the securitizations completed in 1998 and 1999, that the FDIC has advised the Bank it believes these assets are overstated by $2.7 million on a pre-tax basis, that the Bank's Total Risk Based Capital Ratio has been recalculated to 7.99% as of December 31, 1999, which does not include the FDIC's perceived overstatement and that the Bank is considered to be undercapitalized for purposes of Prompt Corrective Action, because the Bank's Total Risk Based Capital Ratio as calculated by the FDIC was 0.01% less than being adequately capitalized. The Bank also believes that the FDIC may issue a formal enforcement action in the near future. As a result, the Bank has filed a capital restoration plan with the FDIC, which provides that as a result of the sale of the Bank's $38 million auto portfolio, the closing of the Indirect Auto division and the sale of the Diamond Bar Mortgage Division, the Bank expects to be adequately capitalized by March 31, 2000. The capital restoration plan also provides for increasing levels of capital every quarter until the Bank is well capitalized in 2001. Further, the Bank has eliminated asset securitizations from its business plan. The Bank will continue operations of all traditional retail banking activities through the Bank's existing branch system. During the quarter ended March 31, 2000 the Bank had sold the indirect auto portfolio and closed the Indirect Auto Division and the Diamond Bar Mortgage Division. As a result the Bank's Total Risk Based Capital Ratio was 8.46% as of March 31, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


REGULATORY ACTIONS, PROMPT CORRECTIVE ACTION AND CAPITAL RESTORATION PLAN-CONTINUED


The Company is currently evaluating various possible alternatives of increasing capital, including the issuance of various kinds of securities and the divestiture or closing of those operations which were expected to continue to provide rates of return below the Company's targeted ROI. The Company also suspended quarterly dividends effective January 1, 2000. The Company continues to explore various means to increase capital and shareholder value, including the raising of additional capital, the formation of a holding company subsidiary that would house many of the Bank's current lending activities, and forming strategic alliance with other well-positioned financial institutions.

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

OVERVIEW

For the three months ended March 31, 2000, the Company reported net loss of $260,000, or $(0.10) per share compared to a net income of $459,000, or $0.18 per share for the same three month period in 1999. The annualized return (loss) on average assets was (0.29)% for 2000 compared to .54% in 1999. Annualized return on shareholders equity was (3.63)% in 2000 compared to 6.79% in 1999. During the first quarter of 2000 the Company closed the Diamond Bar Mortgage Division and the Indirect Auto Division. The Company sold the indirect auto loan portfolio and incurred a $1.6 million loss on sale.

FINANCIAL CONDITION

Total assets as of March 31, 2000, increased 0.54% to $355.6 million in comparison to total assets of $353.7 million as of December 31, 1999. The majority of this asset growth was centered in investment securities which increased by $19.9 million. This growth was funded by a $2.0 million increase in deposits

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)


                                                                    March 31,
                                                        -------------------------------------      December 31,
                                                             2000                 1999                 1999
                                                        ----------------     ----------------     ----------------
Loans 90 day past due and still accruing                      $       -          $       130          $       120
Loans on nonaccrual                                               1,851                2,648                1,542
                                                        ----------------     ----------------     ----------------
                              Nonperforming Loans                 1,851                2,778                1,662
Other real estate owned (OREO)                                      468                  792                  277
                                                        ----------------     ----------------     ----------------
                             Nonperforming Assets             $   2,319          $     3,570          $     1,939
                                                        ================     ================     ================

Nonperforming Loans as a Percent
   of Total Loans                                                  1.03%                1.77%                0.84%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                                        140.84%               87.98%              157.04%
Nonperforming Assets as a Percent
   of Total Assets                                                 0.65%                1.05%                0.55%


The Company's asset quality has declined slightly in 2000 as evidenced by a increase in the ratio of nonperforming loans to total loans which increased to 1.03% at March 31, 2000 from 0.84% at December 31, 1999. The Company added $50,000 to the ALLL for the three months ended March 31, 2000 as compared to $180,000 for the same period in 1999. The ALLL at March 31, 2000 was 1.45% of total loans and 140.84% of non-performing loans compared to 1.31% and 157.04%, respectively, at December 31, 1999.

LIQUIDITY

The Bank's liquidity is impacted significantly by the origination and sale of its wholesale loan products. The loan to deposit ratio at March 31, 2000 was 70.3%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 55.4%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


CAPITAL RESOURCES

Total shareholders equity at March 31, 2000 totaled $28.9 million, which represents a 1.0% decrease from $29.2 million at December 31, 1999.

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. At March 31, 2000, the Bank's Tier 1 leverage capital ratio was 7.03% compared to 7.40% at December 31, 1999.

                                                                               March 31,            December 31,
                                                           Ratio                  2000                  1999
                                                       ---------------       ---------------       ----------------
Tier 1 Capital (to Average Assets)                              4.00%                 7.03%              7.40%
Tier 1 Capital (to Risk Weighted Assets)                        4.00%                 7.66%              7.28%
Total Capital (to Risk Weighted Assets)                         8.00%                 8.46%              7.99%


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

ANALYSIS OF NET INTEREST INCOME AND MARGIN

Net interest income was $4.6 million for the first quarter of 2000 compared to $3.7 million for the same period in 1999. These increases are primarily the result of increases in interest rates and average interest-earning assets as shown by the following table (in thousands):


                                                   Quarter                  Quarter                 Year Ended
                                                    Ended                    Ended                 December 31,
                                               March 31, 2000            March 31, 1999                1999
                                              ------------------       -------------------      -------------------
Interest Income                                      $    7,547                $    6,492               $   27,528
Interest Expense                                          2,990                     2,798                   11,586
                                              ------------------       -------------------      -------------------

                   Net Interest Income               $    4,557                $    3,694               $   15,942
                                              ==================       ===================      ===================

Average Earning Assets                               $  310,097                $  293,864               $  296,128
Net Interest Margin                                        5.88%                     5.03%                    5.38%


Net interest margin was 5.88% for the first quarter of 2000 compared to 5.03% for the same period in 1999. The increases are primarily the result of a 100 basis point increase in interest rates during the third and fourth quarters of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


PROVISION FOR LOAN LOSSES

BYL Bancorp made a $50,000 contribution to the allowance for loan losses for the three months ended March 31, 2000 compared to $180,000 for the three ended March 31, 1999. Management believes that the allowance, which equals 1.45% of total loans at March 31, 2000, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter ended March 31, 2000 and 1999 are as follows (dollar amounts in thousands):


                                                            Three Months Ended
                                                                 March 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Allowance, Beginning of Period                            $  2,610          $  2,300
Provision for Loan Losses                                       50               180
Loans Charged Off - net of Recoveries                          (53)              (36)
                                                       ------------      ------------

Allowance, End of Period                                  $  2,607          $  2,444
                                                       ============      ============


NONINTEREST INCOME

Noninterest income was $5.1 million for the quarter ended March 31, 2000 compared to $6.0 million for the same period in 1999. This decrease is attributable to the contraction of the Bank's wholesale loan divisions by closing the Diamond Bar Mortgage Division.

NONINTEREST EXPENSE

Noninterest expense was $10.0 million for the quarter ended March 31, 2000 compared to $8.7 million for the same period in 1999. The majority of the increase was attributable to the $1.6 million loss on sale of the Bank's indirect auto loan portfolio.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK

In Management's opinion there has not been a material change in BYL Bancorp's market risk profile during the three months ended March 31, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. BYL Bancorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and market risk in loans originated for sale as a result of changes in interest rates. To that end, management actively monitors and manages its inherent rate risk exposure. BYL Bancorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within BYL Bancorp's guidelines of acceptable levels of risk-taking.

At March 31, 2000, BYL Bancorp had $208 million of assets and $244 million of liabilities repricing within one year. Therefore, $36 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest income would decline by a lesser amount than interest expense and net income would increase. Conversely, if rates were to rise, the reverse would apply, and BYL Bancorp's net income would decrease.


YEAR 2000 RISK


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

The Company expended approximately $113,000 through the periods ended December 31, 1999 in connection with its year 2000 compliance program. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          Due to the nature of the banking business, the Subsidiary Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.

Item 2.  Changes in Securities

          None

Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 6.  Exhibits and Reports on Form 8-K

         a)    EXHIBITS

         EXHIBIT NO.
         -----------

               2.1 Plan of Reorganization and Merger Agreement - Annex I of Proxy Statement/Prospectus incorporated by reference (A)
               3.1    Articles of Incorporation of the Registrant (A)
               3.2    Amendment to Articles of Incorporation of Registrant (A)
               3.3    Bylaws of the Registrant (A)
               4.1 Specimen Certificate evidencing shares of Registrant's Common Stock (A)
               4.2 Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Shares of Registrant - Annex II of Proxy Statement/Prospectus incorporated by reference (A)
               10.1   Form of Indemnification Agreement (A)
               10.2   BYL Bancorp 1997 Stock Option Plan, as amended in 1998 (C)
               10.3 Form of Proxy,Proxy Statemment and Notice of Annual Meeting (E)
               10.4   Employment Agreement - Mr. Robert Ucciferri (A)
               10.5   Employment Agreement - Mr. Barry J. Moore (A)
               10.6   Employment Agreement - Mr. Michael Mullarky (A)
               10.7   Employment Agreement - Ms. Gloria Van Kampen (D)
               10.8   Employment Agreement - Mr. Gary Strachn (G)
               10.9   Salary Continuation Agreement - Mr. Robert Ucciferri (A)
               10.10  Salary Continuation Agreement - Mr. Barry J. Moore (A)
               10.11  Salary Continuation Agreement - Mr. Michael Mullarky (F)
               10.12  Salary Continuation Agreement - Ms. Gloria Van Kampen (F)
               10.13  Agreement and Plan of Reorganization with DNB
                      Financial (B)

         b)    REPORTS ON FORM 8-K

               None.

-------------------------------
(A) Filed as an Exhibit to the Registrant's Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.

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

(F) Filed as an Exhibit to Form 10-Q filed on November 15, 1999, which Exhibit is incorporated herein by this reference.

(G)  Filed on an Exhibit to the Annual Report on Form 10-K as of December  31,
     1999.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BYL Bancorp


Date:       May 12, 2000                   /s/Robert Ucciferri
                                           ------------------------------
                                           Robert Ucciferri
                                           President and
                                           Chief Executive Officer


Date:       May 12, 2000                   /s/Barry J. Moore
                                           ------------------------------
                                           Barry J. Moore
                                           Chief Operating Officer and
                                           Senior Executive Vice President