Form 10-Q
period 2000-06-30
BYL BANCORP
filed 2000-08-17
CIK 1039311

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________

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

On August 11, 2000, there were 2,537,102 shares of BYL Bancorp Common Stock outstanding.

                           BYL BANCORP AND SUBSIDIARY
                                  JUNE 30, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----

Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at June 30, 2000 and
           December 31, 1999............................................      3
         Consolidated Condensed Statement of Income for the three
           months and six months ended June 30, 2000 and 1999...........      4
         Consolidated Condensed Statement of Changes in Shareholders'
           Equity from January 1, 1998 through June 30, 2000............      5
         Consolidated Condensed Statement of Cash Flows for the six
            months ended June 30, 2000 and 1999.........................      6
         Notes to Consolidated Financial Statements.....................    7-8

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   9-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....     19


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..............................................     20
Item 2 - Changes in Securities..........................................     20
Item 3 - Defaults upon Senior Securities................................     20
Item 4 - Submission of Matters to a Vote of Security Holders............     20
Item 5 - Other Information..............................................     20
Item 6 - Exhibits and Reports on Form 8-K...............................     21


ITEM 1. FINANCIAL STATEMENTS

                           BYL BANCORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                          June 30,  December 31,
                                                            2000       1999
                                                          --------  ------------
Cash and Due From Bank ................................   $ 26,679   $ 34,119
Federal Funds Sold ....................................     33,200         --
                                                          --------   --------
    TOTAL CASH AND CASH EQUIVALENTS ...................     59,879     34,119

Interest-Bearing Deposits .............................        100        100
Investment Securities .................................     20,867     21,580
Federal Home Loan Bank Stock, at Cost .................        605      1,113
Loans Held For Sale ...................................     33,291     69,756

Loans .................................................    179,509    198,884
Allowance for Loan Losses .............................     (2,639)    (2,610)
                                                          --------   --------
    NET LOANS .........................................    176,870    196,274

Premises and Equipment ................................      6,380      6,447
Other Real Estate Owned ...............................        819        277
Goodwill ..............................................      1,264      1,324
Interest-Only Strips Receivable and Servicing Assets...     15,651     15,659
Accrued Interest and Other Assets .....................      6,594      7,087
                                                          --------   --------
                                                          $322,320   $353,736
                                                          ========   ========

Noninterest-Bearing Deposits ..........................   $ 72,227   $ 66,619
Interest-Bearing Deposits .............................    220,118    256,354
                                                          --------   --------
    TOTAL DEPOSITS ....................................    292,345    322,973

Borrowed Funds
Accrued Interest and Other Liabilities ................        943      1,563
                                                          --------   --------
    TOTAL LIABILITIES .................................    293,288    324,536

Common Shares .........................................     12,788     12,788
Retained Earnings .....................................     16,085     15,918
Accumulated Other Comprehensive Income ................        159        494
                                                          --------   --------
    TOTAL SHAREHOLDERS' EQUITY ........................     29,032     29,200
                                                          --------   --------
                                                          $322,320   $353,736
                                                          ========   ========


                           BYL BANCORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     For the Three Months   For the Six Months
                                        Ended June 30,        Ended June 30,
                                     --------------------   ------------------
                                       2000       1999       2000       1999
                                      -------    -------    -------    -------

Interest Income .................     $ 7,102    $ 6,446    $14,649    $12,938
Interest Expense ................       2,624      2,568      5,614      5,366
                                      -------    -------    -------    -------
    Net Interest Income .........       4,478      3,878      9,035      7,572

Provision for Loan Losses .......         150         51        200        231
                                      -------    -------    -------    -------
    Net Interest Income after
    Provision for Loan Losses ...       4,328      3,827      8,835      7,341

Noninterest Income ..............       4,289      5,213      9,411     11,181
Noninterest Expense .............       7,841      7,788     17,859     16,471
                                      -------    -------    -------    -------
    Income Before Taxes .........         776      1,252        387      2,051

Income Taxes ....................         349        570        220        910
                                      -------    -------    -------    -------
    Net Income ..................     $   427    $   682    $   167    $ 1,141
                                      =======    =======    =======    =======
Per Share Data:
  Net Income - Basic ............     $   .17    $   .27    $  0.07    $  0.45
                                      =======    =======    =======    =======
  Net Income - Diluted ..........     $   .17    $   .27    $  0.07    $  0.44
                                      =======    =======    =======    =======


                                   BYL BANCORP
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              Accumulated
                                             Common Shares                                       Other
                                        ----------------------  Comprehensive   Retained     Comprehensive
                                          Number      Amount       Income       Earnings         Income          Total
                                        ---------   ----------   ----------    ----------    -------------     ----------

BALANCE AT JANUARY 1, 1998 ..........   2,503,171   $   12,622                 $    9,955    $      (27)       $   22,550
Comprehensive Income:
  Net Income ........................                            $    4,116         4,116                           4,116
  Other Comprehensive Income--
    Unrealized Gain on
      Available-for-Sale
      Securities, Net ...............                                   183                         183               183
    Unrealized Gain on
      Interest-Only Strips, Net .....                                   364                         364               364
                                                                 ----------
Total Comprehensive Income ..........                            $    4,663
                                                                 ==========

Exercise of Stock Option ............      28,131          138                                                        138
Dividends on Common Shares ..........                                                (467)                           (467)
Fractional Shares from Merger
  with DANB .........................                                                  (2)                             (2)
                                        ---------   ----------                 ----------    ----------        ----------


BALANCE AT DECEMBER 31, 1998 ........   2,531,302       12,760                     13,602           520            26,882
Comprehensve Income:
  Net Income ........................                            $    3,076         3,076         3,076
  Other Comprehensive Income-
    Unrealized Gain on
      Available-for-Sale
      Securities, Net ...............                                     3                           3                 3
      Unrealized Loss on
        Interest-Only Strips, Net ...                                   (29)                        (29)              (29)
                                                                 ----------
Total Comprehensive Income ..........                            $    3,050
                                                                 ==========

   Exercise of Stock Option .........       5,800           28                                                         28
   Dividends on Common Shares .......                                                (760)                           (760)
                                        ---------   ----------                 ----------    ----------        ----------
BALANCE AT DECEMBER 31, 1999 ........   2,537,102       12,788                     15,918           494            29,200
Comprehensve Income:
   Net Income .......................                            $      167           167                             167
   Other Comprehensive Income-
      Unrealized Loss on
        Interest-Only Strips, Net ...                                  (335)                       (335)             (335)
                                                                 ----------
Total Comprehensive Income ..........                            $     (168)
                                                                 ==========
                                        ---------   ----------                 ----------    ----------        ----------
BALANCE AT JUNE 30, 2000 ............   2,537,102   $   12,788                 $   16,085    $      159        $   29,032
                                        =========   ==========                 ==========    ==========        ==========


                           BYL BANCORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                            2000       1999
                                                          --------   --------

OPERATING ACTIVITIES
  Net Income ...........................................  $    167   $  1,141
  Adjustments to Reconcile Net Income to
    Net Cash Provided (Used) by Operating Activities:

      Depreciation and Amortization ....................       944        892
      Provision for Loan Losses ........................       200        231
      Net Change in Loans Held for Sale ................    36,465    (52,979)
      Other Items - Net ................................      (491)     2,331
                                                          --------   --------
          NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES .......................    37,285    (48,384)

INVESTING ACTIVITIES

  Change in Interest-Bearing Deposits ..................        --     (2,324)
  Purchases of Investment Securities ...................   (20,006)   (10,101)
  Maturities of Investment Securities ..................    20,704      8,222
  Proceeds from Sale of Federal Home Loan Bank Stock ...       573         --
  Net Change in Loans ..................................    18,417     19,095
  Purchase of Premises and Equipment ...................      (894)    (1,319)
  Other Items - Net ....................................       309        204
                                                          --------   --------
          NET CASH PROVIDED BY
            BY INVESTING ACTIVITIES ....................    19,103     13,777

FINANCING ACTIVITIES

  Net Change in Borrowed Funds .........................        --     13,000
  Net Change in Deposits ...............................   (30,628)    11,144
  Proceeds from Exercise of Options ....................        --         12
  Dividends ............................................        --       (380)
                                                          --------   --------
          NET CASH PROVIDED
            BY FINANCING ACTIVITIES ....................   (30,628)    23,776
                                                          --------   --------

          INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS .......................    25,760    (10,831)

Cash and Cash Equivalents at Beginning of Period .......    34,119     32,914
                                                          --------   --------

          CASH AND CASH EQUIVALENTS
            AT END OF PERIOD ...........................  $ 59,879   $ 22,083
                                                          ========   ========

                           BYL BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report on Form 10K for the year ended December 31, 1999.

The consolidated financial statements include BYL Bancorp and its wholly owned subsidiary, BYL Bank Group (the "Bank").

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 -- EARNINGS PER SHARE

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

NOTE 3 -- SEGMENTS

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

The following tables summarize segment operations for the six months ended June 30, 2000 and 1999.

                                                        Six Months Ended June, 2000
                                             ---------------------------------------------------
                                               Wholesale Segments
                                             -----------------------      Retail         Total
                                              Mortgage        SBA         Segment       Company
                                             ---------     ---------     ---------     ---------
Net Interest Income .....................    $   1,213     $   2,723     $   5,099     $   9,035
Noninterest Income ......................        6,080         2,692           639         9,411
Operating Expense .......................       (6,726)       (2,964)       (4,710)      (14,400)
                                             ---------     ---------     ---------     ---------

    OPERATIONAL PROFIT ..................          567         2,451         1,028         4,046
Provision for Loan Losses ...............                                                   (200)
Administrative Costs ....................                                                 (3,399)
Goodwill Amortization ...................                                                    (60)
Income Taxes ............................                                                   (220)
                                                                                       ---------
    NET INCOME ..........................                                              $     167
                                                                                       =========

Loans Originated for Sale During 2000 ...    $ 148,000     $  52,000
Loans Sold during 2000 ..................    $ 162,000     $  66,000



                                                         Six Months Ended June, 1999
                                             ---------------------------------------------------
                                               Wholesale Segments
                                             -----------------------      Retail         Total
                                              Mortgage        SBA         Segment       Company
                                             ---------     ---------     ---------     ---------

Net Interest Income .....................    $   1,258     $   1,570     $   4,744     $   7,572
Noninterest Income ......................        7,527         3,081           573        11,181
Operating Expense .......................       (7,698)       (2,263)       (4,404)      (14,365)
                                             ---------     ---------     ---------     ---------
    OPERATIONAL PROFIT ..................        1,087         2,388           913         4,388
Provision for Loan Losses ...............                                                (   231)
Administrative Costs ....................                                                ( 2,046)
Goodwill Amortization ...................                                                (    60)
Income Taxes ............................                                                (   910)
                                                                                       ---------
    NET INCOME ..........................                                              $   1,141
                                                                                       =========
Loans Originated for Sale During 1999 ...    $ 269,000     $  87,000
Loans Sold during 1999 ..................    $ 265,000     $  35,000


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED

SALE OF COMMERCIAL LOANS

On August 11, 1999, the Bank entered into a Pooling and Servicing Agreement dated as of June 30, 1999 (the "Business Loan Pooling Agreement") among the Bank, as seller and master servicer, HSBC Bank USA, as Trustee, and Bankers Trust (Delaware) as Delaware Trustee, whereby the Bank has transferred a pool of business loans to a newly-created trust (the "Business Loan Trust") for the benefit of the holders of certificates representing interests in such Business Loan Trust. The Business Loan Trust consists of the Business Loans that are subject to the Business Loan Pooling Agreement, and the Business Loan Trust has issued three (3) classes of certificates representing certain fractional undivided ownership interests in the Business Loan Trust. The aggregate principal amount of the Business Loans delivered to the Business Loan Trust on August 11, 1999 equaled approximately $47.1 million.

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

RESTRUCTURING

During the fourth quarter of 1999 the Bank evaluated various possible alternatives of increasing capital, including the issuance of various kinds of securities and the divestiture or closing of those operations which were expected to continue to provide rates of return below the Bank's targeted ROA. Also, during the fourth quarter of 1999, the Company determined that the maximum potential value of the Bank's commercial loan originations would be realized through the retention of these loans in the Bank's loan portfolio. This decision was based upon the current and anticipated returns obtainable from either the sale or securitization of these commercial loan originations and the proposed increased capital requirements on loan securitizations. The shift in the Bank's strategy from loan sales or securitizations to portfolio retention will require increasing levels of capital in order to maximize the value of the Bank's ability to generate commercial loans at premium yields.

On February 4, 2000, the Bank completed the sale of its automobile loan portfolio of approximately $38 million and closed its automobile division. On February 22, 2000, the Bank completed the sale of its Diamond Bar Mortgage Division, an originator of Agency conforming residential mortgages. As a result of this restructuring, the Company reported a loss for the first quarter 2000 of approximately $260,000. The Company also suspended quarterly dividends effective January 1, 2000. The Company continues to

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED

RESTRUCTURING - CONTINUED

explore various means to increase capital and shareholder value, including the raising of additional capital, the formation of a holding company subsidiary that would house many of the Bank's current lending activities, and forming strategic alliances with other well-positioned financial firms or institutions.

REGULATORY ACTIONS, PROMPT CORRECTIVE ACTION AND CAPITAL RESTORATION PLAN

During late 1999 the FDIC completed an examination of the books and records of the Bank. In connection with this exam the FDIC notified the Bank that it had incorrectly calculated the risk-weighted capital requirements of the assets retained in the Bank's 1998 and 1999 securitizations. The FDIC also challenged the assumptions and financial model used by the Bank in valuing these residual assets. Based on the assumptions deemed acceptable by the FDIC, the FDIC believed the Bank's residual assets were overstated by $2.6 million. Although the Bank disagrees with the assumptions recommended by the FDIC, it has agreed to reflect this adjustment in its Quarterly Call Reports, primarily for regulatory capital purposes and also to engage an independent third-party to review the assumptions used by the Bank as well as design a financial model to more accurately measure the value of residual assets in future reporting periods.

Primarily due to these items, the Bank has been classified as undercapitalized. As a result, the Bank filed a capital restoration plan with the FDIC, which provided that the Bank expects to be adequately capitalized by March 31, 2000. As of March 31, 2000, the Bank was adequately capitalized. The capital restoration plan also provides for increasing levels of capital every quarter until the Bank is well capitalized in 2001. The Bank has eliminated asset securitizations from its business plan. The Bank will continue operations of all traditional retail banking activities through the Bank's existing branch system. As of June 30, 2000, Bank management believes the Bank is adequately capitalized, as the Bank's Tier 1 Capital Ratio was 7.94% and the Total Risk Based Capital Ratio was 8.93% as of June 30, 2000.

The Bank has now amended its call reports in order to reflect the proper computation of risk-weighted capital for residual assets and for the $2.6 million adjustment to these residual assets pursuant to the Bank's agreement with the FDIC. All call reports from December 31, 1998 through March 31, 2000 have been restated, also pursuant to the agreement with the FDIC.

In addition, as a result of the recent FDIC examination, for the purpose of cooperating with the FDIC and without admitting or denying any allegations, effective July 10, 2000, the Bank stipulated to an administrative action with the FDIC that requires the Bank, among other items, to retain qualified management; have and maintain certain Tier 1 capital and total risk based capital ratios; eliminate from its books certain assets classified loss; revise policies concerning the Bank's asset securitization activities; obtain a model to more adequately value its retained interests related to securitized assets; and adopt and implement certain other policies relating to profitability, liquidity and funds management, sensitivity to interest rate risk; revise certain reports to the FDIC; and correct all alleged violations of law. The order became effective July 10, 2000.

In order to comply with the FDIC Order, the Bank has engaged
PricewaterhouseCoopers ("PWC") to assist the Bank in determining the assumptions used in the valuation of these assets as well as design a

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED


REGULATORY ACTIONS, PROMPT CORRECTIVE ACTION AND CAPITAL RESTORATION PLAN
  - CONTINUED

new valuation model for ongoing measurement of the changes in valuation of these assets. The Bank has now received the cash flow model from PWC for the 1999-1 Securitization and is in the process of running the model under various assumptions. The Company and the Bank will account for any adjustments generated utilizing these new assumptions as a change in estimates and adjust its financial statements in accordance with the results obtained from the model for both securitizations. As a result of the new model and assumptions the assets for the 1999-1 securitization were written down $800,000 as a permanent decline in value during the quarter ended June 30, 2000. Management does not anticipate a significant write down of the 1998-1 securitization.

Further, as a result of a recent FRB examination of the Company, the Company has executed a Memorandum of Understanding with the FRB. The FRB MOU requires that the Company, among other items, refrain from declaring dividends without the prior written approval of the FRB, develop and submit a written capital plan, submission to the FRB of a statement concerning the steps the Board proposes to take to improve the condition of the Bank and the consolidated organization, refrain from increasing debt or renewing existing debt without prior approval of the FRB, and submit written progress reports to the FRB.


FORMATION OF SUBSIDIARY AND PROPOSED TRANSACTION

As a result of the recent FDIC examination, the Company has determined that it would be in the best interests of the Company and the Bank to transfer the retained assets, including the strips, residuals, servicing rights and other retained interests in the 1999 securitization, as well as most of the personnel of the SBA Department, to a minority-owned subsidiary of the Company.

The Company and the Bank executed a definitive agreement dated July 12, 2000, that describes the terms of a proposed joint venture for a Delaware limited liability company to be called CNL Commercial Finance, LLC. However, the Company and its joint venture partner, CNL Commercial Funding, LP ("CFL") have decided to change the corporate structure of the subsidiary to a C Corporation to be called CNL Commercial Finance, Inc. ("CCF"). The purpose of the joint venture is to originate, service and securitize commercial loans, some of which are to be guaranteed by the Small Business Administration, which are detailed below. The subsidiary, CCF, would have a

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED

FORMATION OF SUBSIDIARY AND PROPOSED TRANSACTION - CONTINUED

total of $10 million in equity capital. The Company would have a 25% equity and voting interest in the subsidiary. The Company would execute a note for its $2.5 million contribution, and CFL would hold a 75% ownership interest in the subsidiary.

Under the amended definitive agreement, the cash price will be at least equal to the Bank's book value of the strips, residuals, servicing rights and other retained interests that are being transferred from the 1999-1 securitization, as well as other assets, but will not include one certificate that is rated investment grade Baa.

POSSIBLE BUYOUT OF THE COMPANY'S INTEREST

CFL has the option to purchase all of the Company's interest in the subsidiary if any banking, credit law, regulation or regulatory decision arising directly from the Company's ownership interest in the subsidiary should significantly impair the subsidiary's profitability. In addition, the CCF Stockholder's Agreement also describes a buyout that could occur as a result of the Company's unwillingness or inability to meet a capital call for additional funds because of expansion or because of insufficient earnings or inadequate credit performance. The Stockholders' Agreement also describes a buyout that could occur if the Company does not agree with major decisions of CCF, CCF decided to enter into a new activity not previously approved by the Federal Reserve Bank, or if the Company is subject to criticism, which will have negative economic consequences for the Company.

BUSINESS OF THE SUBSIDIARY

The subsidiary's business will include the following:

- originating, warehousing, selling and securitizing SBA loans under various SBA programs;

-    originating, warehousing, and securitizing SBL loans or loan pools;

- servicing loan pools, including the servicing of the Bank's 1999 securitized SBL loans though either (1) the assignment of BYL Bank's servicing rights with the approval of 51% of the certificate holders in the securitization and the appropriate rating agencies, or (2) the execution of a sub-servicing agreement by and between BYL Bank and the subsidiary; and

-    providing lending-related services to SBA and SBL borrowers.

MANAGEMENT

The current managers of the SBA Division of the Bank will manage the subsidiary. In addition, the policies and procedures currently in effect in the SBA and SBL Departments of the Bank are intended to become the policies and procedures at the subsidiary.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED

REGULATORY APPLICATIONS

The Company is currently seeking approval from the FRB pursuant to Section 4(c)(8) of the Federal Reserve Act with this application in order to make its proposed investment in the subsidiary. The subsidiary is in the process of obtaining a Finance Lenders Law License from the California Department of Corporations in order to conduct the activities described herein. The Company is also discussing the type of applications that may be necessary with the SBA.

SUBSIDIARY WILL ACT AS SUB-SERVICER FOR BANK

The only relationship between the Bank and the subsidiary would be a sub-servicer relationship in which the subsidiary would service the loans serviced by the Bank under the 1999-1 securitization. The Bank will be retaining a sufficient number of employees from the SBA Department in order to perform the Bank's requirements under the 1998 Securitization.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED


OVERVIEW

For the three months ended June 30, 2000, the Company reported net income of $427,000, or $0.17 per share compared to a net income of $682,000, or $0.27 per share for the same three month period in 1999.

For the first half of 2000, the Company reported net income of $167,000 compared to $1.1 million in 1999. The annualized return on average assets was .10% for 2000 compared to .68% in 1999. Annualized return on shareholders equity was 1.15% in 2000 compared to 8.37% in 1999.

During the first quarter of 2000 the Company closed the Diamond Bar Mortgage Division and the Indirect Auto Division. The Company sold the indirect auto loan portfolio and incurred a $1.6 million loss on sale. During the second quarter of 2000 the Company wrote down the 1999-1 secruitization assets by $800,000 as a result of a new valuation model being implemented.

FINANCIAL CONDITION

Total assets as of June 30, 2000, decreased 8.88% to $322.3 million in comparison to total assets of $353.7 million as of December 31, 1999. The majority of this decrease was centered in loans held for sale, which decreased, by $36 million. The reduction is assets resulted in the reduction of interest-bearing deposits by $36 million.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)


                                                     June 30,
                                                -----------------   December 31,
                                                 2000       1999       1999
                                                ------     ------     ------
Loans 90 day past due and still accruing ...    $   --     $  189     $  120
Loans on nonaccrual ........................     2,914      2,452      1,542
                                                ------     ------     ------
    Nonperforming Loans ....................     2,914      2,641      1,662
Other real estate owned (OREO) .............       819      1,042        277
                                                ------     ------     ------
    Nonperforming Assets ...................    $3,733     $3,683     $1,939
                                                ======     ======     ======
Nonperforming Loans as a Percent
   of Total Loans ..........................      1.37%      0.96%      0.84%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans ..................     90.56%     93.07%    157.04%
Nonperforming Assets as a Percent
   of Total Assets .........................      1.16%      1.08%      0.55%


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED


ASSET QUALITY - CONTINUED

The Company's asset quality has declined in 2000 as evidenced by an increase in the ratio of nonperforming loans to total loans which increased to 1.37% at June 30, 2000 from .84% at December 31, 1999. Conversely, the allowance for loan losses as a percent of nonperforming loans decreased to 90.56% at June 30, 2000, down from 157.04% at December 31, 1999. A portion of this decrease is due to the increase in nonaccrual loans and OREO. The ALLL at June 30, 2000 was 1.47% of total loans compared to 1.31% at December 31, 1999. At June 30, 2000, the Company had eight properties of OREO with a total book value of $819,000. The Company believes all properties will be liquidated without any significant losses.

LIQUIDITY

The origination and sale of its wholesale loan products impact the Bank's liquidity significantly. The loan to deposit ratio at June 30, 2000 was 72.8%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 61.4%.

CAPITAL RESOURCES

Total shareholders equity at June 30, 2000 totaled $29.0 million, which represents a .7% decrease from $29.2 million at December 31, 1999.

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. At June 30, 2000, the Bank's Tier 1 leverage capital ration was 7.94% compared to 7.40% at December 31, 1999.


                                                          June 30, December 31,
                                                  Ratio    2000       1999
                                                 -------  -------   --------
Tier 1 Capital (to Average Assets) .........       4.00%    7.94%    7.40%
Tier 1 Capital (to Risk Weighted Assets) ...       4.00%    8.11%    7.28%
Total Capital (to Risk Weighted Assets) ....       8.00%    8.93%    7.99%


On March 8, 2000 the Bank was notified by the FDIC that the Bank is under-capitalized for purposes of Prompt Corrective Action. Accordingly, the Bank is prohibited, among other things, from renewing broker deposits, paying dividends and is subject to enforcement actions. Subsequent to the notification by the FDIC, the Bank has filed a capital restoration plan with the FDIC. Effective July 10, 2000, the Bank stipulated to an administrative action with the FDIC which requires the Bank to have Tier 1 Capital Ratio of 7.75% by September 30, 2000, Tier 1 Capital Ratio of 8.00% and Total Risk Based Capital Ratio of 9.5% by December 31, 2000, Total Risk Based Capital Ratio of 10.25% by June 30, 2001 and Total Risk Based Capital Ratio of 11.00% by December 31, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED


ANALYSIS OF NET INTEREST INCOME AND MARGIN

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $4.5 million for the quarter ended June 30, 2000, compared to $3.9 million for the quarter ended June 30, 1999 and $9.0 million for the six months ended June 30, 2000 compared to $7.6 million for the six months ended June 30, 1999.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)


                                Three Months Ended         Six Months Ended      Year Ended
                                    June 30,                   June 30,         December 31,
                               ---------------------     ---------------------  ------------
                                 2000         1999         2000         1999         1999
                               --------     --------     --------     --------     --------

Interest Income ...........    $  7,102     $  6,446     $ 14,649     $ 12,938     $ 27,528
Interest Expense ..........       2,624        2,568        5,614        5,366       11,586
                               --------     --------     --------     --------     --------
    Net Interest Income ...    $  4,478     $  3,878     $  9,035     $  7,572     $ 15,942
                               ========     ========     ========     ========     ========

Average Earning Assets ....    $280,724     $285,671     $295,411     $289,768     $296,128
Net Interest Margin .......        6.38%        5.43%        6.12%        5.23%        5.38%



The net interest margin increased in 2000 compared to the same periods in 1999 due to a 175 basis point increase in prime rate since July of 1999.

PROVISION FOR LOAN LOSSES

BYL Bancorp made a $50,000 and $150,000 contribution to the allowance for loan losses in the first and second quarters of 2000 compared to $180,000 and $51,000 for the first and second quarters in 1999. Management believes that the allowance, which equals 1.47% of total loans at June 30, 2000, is adequate to cover future losses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - CONTINUED


PROVISION FOR LOAN LOSSES - CONTINUED

Changes in the allowance for loan losses for the quarter and six months ended June 30, 2000 and 1999 are as follows (dollar amounts in thousands):


                                             Three Months Ended        Six Months Ended
                                                   June 30,                June 30,
                                             -------------------     -------------------
                                               2000        1999        2000        1999
                                             -------     -------     -------     -------
Allowance, Beginning of Period ..........    $ 2,607     $ 2,444     $ 2,610     $ 2,300
Provision for Loan Losses ...............        150          51         200         231
Loans Charged Off - net of Recoveries ...       (118)        (37)       (171)        (73)
                                             -------     -------     -------     -------
Allowance, End of Period ................    $ 2,639     $ 2,458     $ 2,639     $ 2,458
                                             =======     =======     =======     =======



NONINTEREST INCOME

Noninterest income was $4.3 million for the quarter ended June 30, 2000 compared to $5.2 million for the same period in 1999. Similarly for the first half of 1999, noninterest income was $9.4 million compared to $11.2 million for the same period in 1999. This decrease is attributable to the closing of the Diamond Bar Mortgage Division and the $800,000 write-down of the assets retained in the 1999-1 securitization.

NONINTEREST EXPENSE

Noninterest expense was $7.8 million for the quarter ended June 30, 2000 and $17.9 million for the first six months of 2000 compared to $7.8 million and $16.5 million for the same periods in 1999. The majority of the increases for the six months ended June 30, 2000 were attributable to the $1.6 million loss on sale of the Bank's indirect auto loan portfolio during the first quarter of 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In Management's opinion there has not been a material change in BYL Bancorp's market risk profile during the three months ended June 30, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. BYL Bancorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and market risk in loans originated for sale as a result of changes in interest rates. To that end, management actively monitors and manages its inherent rate risk exposure. BYL Bancorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within BYL Bancorp's guidelines of acceptable levels of risk-taking.

At June 30, 2000, BYL Bancorp had $170 million of assets and $213 million of liabilities repricing within one year. Therefore, $43 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest income would decline by a lesser amount than interest expense and net income would increase. Conversely, if rates were to rise, the reverse would apply, and BYL Bancorp's net income would decrease.

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

          None

     Item 5 - Other Information

          None

     Item 6 - Exhibits and Reports on Form 8-K

          A)   Exhibits


            Exhibit No.                 Exhibit
            -----------                 -------

                2.1     Plan of Reorganization and Merger Agreement - Annex I of
                        Proxy Statement/Prospectus incorporated by reference (A)
                3.1     Articles of Incorporation of the Registrant (A)
                3.2     Amendment to Articles of Incorporation of Registrant (A)
                3.3     Bylaws of the Registrant (A)
                4.1     Specimen Certificate evidencing shares of Registrant's
                        Common Stock (A)
                4.2     Stockholder Agreement Covering Issuance and Compulsory
                        Repurchase of Organizing Shares of Registrant - Annex II of Proxy Statement/Prospectus incorporated by reference
                        (A)
                10.1    Form of Indemnification Agreement (A)
                10.2    BYL Bancorp 1997 Stock Option Plan, as amended in 1998
                        (C)
                10.3    Form of Proxy, Proxy Statement and Notice of Annual
                        Meeting (E)
                10.4    Employment Agreement - Mr. Robert Ucciferri (A)
                10.5    Employment Agreement - Mr. Barry J. Moore (A)
                10.6    Employment Agreement - Mr. Michael Mullarky (A)
                10.7    Employment Agreement - Ms. Gloria Van Kampen (D)
                10.8    Employment Agreement - Mr. Gary Strachn (G)
                10.9    Salary Continuation Agreement - Mr. Robert Ucciferri (A)
                10.10   Salary Continuation Agreement - Mr. Barry J. Moore (A)
                10.11   Salary Continuation Agreement - Mr. Michael Mullarky (F)
                10.12   Salary Continuation Agreement - Ms. Gloria Van Kampen
                        (F)
                10.13   Agreement and Plan of Reorganization with DNB Financial
                        (B)
                10.14   Agreements, as amended, for formation of CNL Financial
                        Services, Inc.


        B)      Reports on Form 8-K

                None.

----------

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

                                       BYL BANCORP

Date:     August 11, 2000               /s/ Robert Ucciferri
                                        ------------------------------
                                        Robert Ucciferri
                                        President and
                                        Chief Executive Officer

Date:     August 11, 2000               /s/ Barry J. Moore
                                        ------------------------------
                                        Barry J. Moore
                                        Senior Executive Vice President
                                        Chief Operating Officer and