Form 10-Q
period 2000-09-30
BYL BANCORP
filed 2000-11-13
CIK 1039311

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ....................

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

On November 13, 2000, there were 2,542,568 shares of BYL Bancorp Common Stock outstanding.

                           BYL Bancorp and Subsidiary
                               September 30, 2000

                                      INDEX

                              PART I - FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                      ----
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at September 30, 2000 and
            December 31, 1999............................................................3
         Consolidated Condensed Statement of Income for the three
            months and nine months ended September 30, 2000 and 1999.....................4
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
            January 1, 1998 through September 30, 2000...................................5
         Consolidated Condensed Statement of Cash Flows for the nine months ended
            September 30, 2000 and 1999..................................................6
         Notes to Consolidated Financial Statements....................................7-8
Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................9-18
Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................19

                                PART II - OTHER INFORMATION
Item 1 - Legal Proceedings..............................................................20
Item 2 - Changes in Securities..........................................................20
Item 3 - Defaults upon Senior Securities................................................20
Item 4 - Submission of Matters to a Vote of Security Holders............................20
Item 5 - Other Information..............................................................20
Item 6 - Exhibits and Reports on Form 8-K...............................................21

Item 1.  Financial Statements

                           BYL Bancorp and Subsidiary
                 Unaudited Condensed Consolidated Balance Sheets
                          (Dollar Amounts in Thousands)

                                                     September 30,  December 31,
                                                         2000          1999
                                                       ---------     ---------
Cash and Due From Bank                                 $  37,092     $  34,119
Federal Funds Sold                                            --            --
                                                       ---------     ---------
                     TOTAL CASH AND CASH EQUIVALENTS      37,092        34,119

Interest-Bearing Deposits                                     --           100
Investment Securities                                     17,520        21,580
Federal Home Loan Bank Stock, at Cost                        619         1,113
Loans Held For Sale                                       34,929        69,756

Loans                                                    178,288       198,884
Allowance for Loan Losses                                 (2,717)       (2,610)
                                                       ---------     ---------
                                           NET LOANS     175,571       196,274

Premises and Equipment                                     5,938         6,447
Other Real Estate Owned                                      767           277
Goodwill                                                   1,234         1,324
Interest-Only Strips Receivable and Servicing Assets      13,516        15,659
Accrued Interest and Other Assets                          6,788         7,087
                                                       ---------     ---------

                                                       $ 293,974     $ 353,736
                                                       =========     =========

Noninterest-Bearing Deposits                           $  65,499     $  66,619
Interest-Bearing Deposits                                195,783       256,354
                                                       ---------     ---------
                                      TOTAL DEPOSITS     261,282       322,973

Borrowed Funds
Accrued Interest and Other Liabilities                     2,392         1,563
                                                       ---------     ---------
                                   TOTAL LIABILITIES     263,674       324,536

Common Shares                                             12,804        12,788
Retained Earnings                                         17,099        15,918
Accumulated Other Comprehensive Income                       397           494
                                                       ---------     ---------
                          TOTAL SHAREHOLDERS' EQUITY      30,300        29,200
                                                       ---------     ---------

                                                       $ 293,974     $ 353,736
                                                       =========      =========

                           BYL Bancorp and Subsidiary
              Unaudited Condensed Consolidated Statements of Income (Dollar Amounts in Thousands, Except Per Share Data)

                                 For the Three Months Ended      For the Nine Months Ended
                                         September 30,                  September 30,
                                 --------------------------      -------------------------
                                       2000        1999               2000        1999
                                     -------     -------            -------     -------
Interest Income                      $ 6,885     $ 7,192            $21,534     $20,130
Interest Expense                       2,445       3,053              8,059       8,419
                                     -------     -------            -------     -------

         Net Interest Income           4,440       4,139             13,475      11,711

Provision for Loan Losses                200         130                400         361
                                     -------     -------            -------     -------

   Net Interest Income after
   Provision for Loan Losses           4,240       4,009             13,075      11,350

Noninterest Income                     4,906       6,867             14,317      18,048
Noninterest Expense                    7,383       9,058             25,242      25,529
                                     -------     -------            -------     -------

         Income Before Taxes           1,763       1,818              2,150       3,869

Income Taxes                             749         775                969       1,685
                                     -------     -------            -------     -------

                  Net Income         $ 1,014     $ 1,043            $ 1,181     $ 2,184
                                     =======     =======            =======     =======

Per Share Data:
   Net Income - Basic                $   .40     $   .41            $  0.47     $   .86
                                     =======     =======            =======     =======
   Net Income - Diluted              $   .40     $   .41            $  0.47     $   .85
                                     =======     =======            =======     =======

                                   BYL Bancorp
             Unaudited Statement of Changes in Shareholders' Equity
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                                                          Accumulated
                                                   Common Shares                                             Other
                                              ----------------------     Comprehensive     Retained      Comprehensive
                                               Number        Amount         Income         Earnings         Income         Total
                                              ---------    ---------     -------------     ---------     -------------   --------
Balance at January 1, 1998                    2,503,171    $  12,622                       $   9,955      $       (27)   $ 22,550
Comprehensive Income:
   Net Income                                                               $  4,116           4,116                        4,116
   Other Comprehensive Income-
      Unrealized Gain on
         Available-for-Sale Securities, Net                                      183                              183         183
      Unrealized Gain on Interest-Only
         Strips, Net                                                             364                              364         364
                                                                           ----------
Total Comprehensive Income                                                  $  4,663
                                                                           ==========
Exercise of Stock Option                         28,131          138                                                          138
Dividends on Common Shares                                                                      (467)                        (467)
Fractional Shares from Merger with DANB                                                           (2)                          (2)
                                              ---------    ---------                       ---------     -------------   --------

Balance at December 31, 1998                  2,531,302       12,760                          13,602              520      26,882
Comprehensve Income:
   Net Income                                                               $  3,076           3,076                        3,076
   Other Comprehensive Income-
      Unrealized Gain on
         Available-for-Sale Securities, Net                                        3                                3           3
      Unrealized Loss on Interest-Only
         Strips, Net                                                             (29)                             (29)        (29)
                                                                           ----------
Total Comprehensive Income                                                  $  3,050
                                                                           ==========
   Exercise of Stock Option                       5,800           28                                                           28
   Dividends on Common Shares                                                                   (760)                        (760)
                                              ---------    ---------                       ---------     -------------   --------

Balance at December 31, 1999                  2,537,102       12,788                          15,918              494      29,200
Comprehensve Income:
   Net Income                                                               $  1,181           1,181                        1,181
   Other Comprehensive Income-
      Unrealized Loss on Interest-Only
         Strips, Net                                                             (97)                             (97)        (97)
                                                                           ----------
Total Comprehensive Income                                                  $  1,084
                                                                           ==========
   Exercise of Stock Option                       3,199           16                                                           16
                                              ---------    ---------                       ---------     -------------   --------

Balance at September 30, 2000                 2,540,301    $  12,804                       $  17,099      $       397    $ 30,300
                                              =========    =========                       =========     =============   ========

                           BYL Bancorp and Subsidiary
                   Unaudited Condensed Statement of Cash Flows
                          (Dollar Amounts in Thousands)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                          2000        1999
                                                                        --------    --------
OPERATING ACTIVITIES
   Net Income                                                           $  1,181    $  2,184
   Adjustments to Reconcile Net Income to
      Net Cash Provided (Used) by Operating Activities:
         Depreciation and Amortization                                     1,471       1,356
         Provision for Loan Losses                                           400         361
         Net Change in Loans Held for Sale                                34,827     (30,482)
         Other Items - Net                                                 3,420      (2,893)
                                                                        --------    --------
                                          NET CASH PROVIDED (USED) BY
                                                 OPERATING ACTIVITIES     41,299     (29,474)

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                       100          --
   Purchases of Investment Securities                                    (20,006)    (10,101)
   Maturities of Investment Securities                                    23,759       6,398
   Proceeds from Sale of Federal Home Loan Bank Stock                        573          --
   Net Change in Loans                                                    19,171      (3,044)
   Purchase of Premises and Equipment                                     (1,145)     (1,964)
   Other Items - Net                                                         897         636
                                                                        --------    --------
                                          NET CASH PROVIDED (USED) BY
                                                 INVESTING ACTIVITIES     23,349      (8,075)

FINANCING ACTIVITIES
   Net Change in Deposits                                                (61,691)     49,789
   Proceeds from Exercise of Options                                          16          17
   Dividends                                                                  --        (570)
                                                                        --------    --------
                                          NET CASH PROVIDED (USED) BY
                                                 FINANCING ACTIVITIES    (61,675)     49,236
                                                                        --------    --------

                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      2,973      11,687

Cash and Cash Equivalents at Beginning of Period                          34,119      32,914
                                                                        --------    --------

                                            CASH AND CASH EQUIVALENTS
                                                     AT END OF PERIOD   $ 37,092    $ 44,601
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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

The following tables summarize segment operations for the nine months ended September 30, 2000 and 1999.

                                                         Nine Months Ended September, 2000
                                                 ------------------------------------------------
                                                  Wholesale Segments
                                                 ----------------------      Retail       Total
                                                  Mortgage       SBA        Segment      Company
                                                 ---------    ---------    ---------    ---------
          Condensed Income Statement
Net Interest Income                              $   1,774    $   3,937    $   7,764    $  13,475
Noninterest Income                                   9,476        3,790        1,051       14,317
Operating Expense                                   (9,741)      (4,162)      (6,290)     (20,193)
                                                 ---------    ---------    ---------    ---------
                            Operational Profit       1,509        3,565        2,525        7,599
Provision for Loan Losses                                                                    (400)
Administrative Costs                                                                       (4,959)
Goodwill Amortization                                                                         (90)
Income Taxes                                                                                 (969)
                                                                                        ---------
                                    Net Income                                          $   1,181
                                                                                        =========

Loans Originated for Sale During 2000            $ 213,000    $  76,000
Loans Sold during 2000                           $ 229,000    $  82,000

                                                        Nine Months Ended September 30, 1999
                                                 ------------------------------------------------
                                                  Wholesale Segments
                                                 ----------------------      Retail       Total
                                                  Mortgage       SBA        Segment      Company
                                                 ---------    ---------    ---------    ---------
          Condensed Income Statement
Net Interest Income                              $   2,155    $   2,403    $   7,153    $  11,711
Noninterest Income                                  12,306        4,449        1,293       18,048
Operating Expense                                  (12,054)      (3,252)      (5,905)     (21,211)
                                                 ---------    ---------    ---------    ---------
                            Operational Profit       2,407        3,600        2,541        8,548
Provision for Loan Losses                                                                    (361)
Administrative Costs                                                                       (4,228)
Goodwill Amortization                                                                         (90)
Income Taxes                                                                               (1,685)
                                                                                        ---------
                                    Net Income                                          $   2,184
                                                                                        =========

Loans Originated for Sale During 1999            $ 428,000    $ 130,000
Loans Sold during 1999                           $ 427,000    $  85,000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Sale of Commercial Loans

On August 11, 1999, the Bank entered into a Pooling and Servicing Agreement dated as of September 30, 1999 (the "Business Loan Pooling Agreement") among the Bank, as seller and master servicer, HSBC Bank USA, as Trustee, and Bankers Trust (Delaware) as Delaware Trustee, whereby the Bank has transferred a pool of business loans to a newly-created trust (the "Business Loan Trust") for the benefit of the holders of certificates representing interests in such Business Loan Trust. The Business Loan Trust consists of the Business Loans that are subject to the Business Loan Pooling Agreement, and the Business Loan Trust has issued three (3) classes of certificates representing certain fractional undivided ownership interests in the Business Loan Trust. The aggregate principal amount of the Business Loans delivered to the Business Loan Trust on August 11, 1999 equaled approximately $47.1 million.

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

Primarily due to these items, the Bank has been classified as undercapitalized. As a result, the Bank filed a capital restoration plan with the FDIC, which provided that the Bank expects to be adequately capitalized by March 31, 2000. As of March 31, 2000, the Bank was adequately capitalized. The capital restoration plan also provides for increasing levels of capital every quarter until the Bank is well capitalized in 2001. The Bank has eliminated asset securitizations from its business plan. The Bank will continue operations of all traditional retail banking activities through the Bank's existing branch system. As of September 30, 2000, Bank management believes the Bank is adequately capitalized, as the Bank's Tier 1 Capital Ratio was 8.99% and the Total Risk Based Capital Ratio was 9.60% as of September 30, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Formation of Subsidiary and Proposed Transaction - Continued

The Company and the Bank executed a definitive agreement dated July 12, 2000, that describes the terms of a proposed joint venture for a Delaware limited liability company to be called CNL Commercial Finance, LLC. The Company and its joint venture partner, CNL Commercial Funding, LP("CFL"), have changed the corporate structure of the subsidiary to a C Corporation to be called CNL Commercial Finance, Inc. ("CCF"). The purpose of the joint venture is to originate, service and securitize commercial loans, some of which are to be guaranteed by the Small Business Administration, which are detailed below. The subsidiary, CCF, would have a total $10 million in equity capital. The Company would have a 25% equity and voting interest in the subsidiary. The Company would execute a note for its $2.5 million contribution, and CFL would hold a 75% ownership interest in the subsidiary.

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

Business of the Subsidiary

The subsidiary's business will include the following:

o originating, warehousing and securitizing SBA loans under various SBA programs;

o originating, warehousing, selling and securitizing SBL loans or loan pools;

o servicing loan pools, including the servicing of the Bank's 1999 securitized SBL loans though either (1) the assignment of BYL Bank's servicing rights with the approval of 51% of the certificate holders in the securitization and the appropriate rating agencies, or (2) the execution of a sub-servicing agreement by and between BYL Bank and the subsidiary; and

o     providing lending-related services to SBA and SBL borrowers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Management

The current managers of the SBA Division of the Bank will manage the subsidiary. In addition, the policies and procedures currently in effect in the SBA and SBL Departments of the Bank are intended to become the policies and procedures at the subsidiary.

Regulatory Applications

The Company is currently seeking approval from the FRB pursuant to Section 4(c)(8) of the Federal Reserve Act with this application in order to make its proposed investment in the subsidiary. The subsidiary has obtained a Finance Lenders Law License from the California Department of Corporations in order to conduct the activities described herein. The Company is also discussing the type of applications that may be necessary with the SBA.

Completion of First Phase of Transaction

On September 14, 2000, the Company and the Bank completed the first phase of the transaction with CCF, in which the Bank sold certain assets and transferred certain personnel of the SBA Division. The Bank also sold 59% of its retained interest in the 1999-1 Securitization. The Bank realized cash in the amount of $3.223 million as a result of the completion of the first phase of the CCF transaction. Following receipt of all necessary regulatory approvals, the Company and the Bank desire to complete the second phase of the transaction which will involve the transfer of the remaining 41% of the retained interest in the 1999-1 Securitization, except for the investment rated security. At that time, the Company intends to execute the $2.5 million note as described above.

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

Mergers and Acquisitions by the Company

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

Mergers and Acquisitions by the Company- Continued

the acquisition date. The financial statements include the operations of BOW from the date of the acquisition. Goodwill arising from the transaction totaled approximately $1,717,000 and is being amortized over fifteen years on a straight-line basis.

Proposed Acquisition by PBOC Holdings, Inc.

On November 2, 2000, the Company and PBOC Holdings, Inc. ("PBOC"), parent company of People's Bank of California, announced the signing of an Agreement and Plan of Reorganization (the "Agreement") dated November 1, 2000, attached to a Current Report on Form 8-K filed on November 3, 2000, pursuant to which PBOC will acquire the Company and BYL Bank Group. Upon consummation of the transaction, PBOC will become the surviving corporation, and People's Bank of California will become the surviving bank. Consummation of the Agreement is subject to a number of conditions, including, but not limited to, the approval of the Agreement by the shareholders of the Company and the receipt of requisite regulatory approvals

Under the terms of the transaction, the holders of Company Common Stock will receive $15.00 in cash for each share of Company Common Stock owned. The cash amount may be adjusted upward or downward under certain circumstances which are set forth in the Agreement.

Concurrently with the execution and delivery of the Agreement, the directors and certain executive officers of the Company entered into a form of letter agreement with PBOC pursuant to which among other things, such persons agreed to vote their shares of Company common stock in favor of approval of the Agreement. A copy of the form of letter agreement was attached to the Form 8-K.

In connection with the Agreement, PBOC and the Company entered into a Stock Option Agreement, also attached to the Form 8-K, dated as of November 1, 2000, pursuant to which the Company granted PBOC an option to purchase up to 505,971 shares of the Company's common stock (subject to adjustment as set forth therein), which represents 19.9% of the Company's outstanding shares of common stock, at a purchase price of $10.597 per share (subject to adjustment as set forth therein). The option will become exercisable upon the occurrence of certain events, as specified in the Stock Option Agreement, none of which has occurred as of the date hereof.

The transactions are expected to close during the first half of calendar 2001 pending receipt of all necessary regulatory approvals and approval by the Company's shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Overview

For the three months ended September 30, 2000, the Company reported net income of $1.0 million, or $0.40 per share compared to a net income of $1.0 million, or $0.41 per share for the same three month period in 1999.

For the first nine months of 2000, the Company reported net income of $1.2 million compared to $2.2 million in 1999. The annualized return on average assets was .47% for 2000 compared to .85% in 1999. Annualized return on shareholders equity was 5.28% in 2000 compared to 10.57% in 1999.

During the first quarter of 2000 the Company closed the Diamond Bar Mortgage Division and the Indirect Auto Division. The Company sold the indirect auto loan portfolio and incurred a $1.6 million loss on sale. During the second quarter of 2000 the Company wrote down the 1999-1 secruitization assets by $800,000 as a result of a new valuation model being implemented. During the third quarter of 2000 the Company closed the SBA department and sold, at carrying value, 59% or $3.0 million in residual assets from the 1999-1 securitization.

Financial Condition

Total assets as of September 30, 2000, decreased 16.89% to $294.0 million in comparison to total assets of $353.7 million as of December 31, 1999. The majority of this decrease was centered in loans held for sale and portfolio loans, which decreased by $35 million and $21 million, respectively. The reduction in assets resulted in the reduction of interest-bearing deposits by $61 million.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                       September 30,
                                                     ----------------    December 31,
                                                      2000      1999         1999
                                                     ------    ------    ------------
Loans 90 day past due and still accruing             $   --    $   49       $  120
Loans on nonaccrual                                   2,237     2,598        1,542
                                                     ------    ------       ------
                              Nonperforming Loans     2,237     2,647        1,662
Other real estate owned (OREO)                          767       744          277
                                                     ------    ------       ------
                             Nonperforming Assets    $3,004    $3,391       $1,939
                                                     ======    ======       ======

Nonperforming Loans as a Percent
   of Total Loans                                      1.05%     0.98%        0.84%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                            121.46%    96.07%      157.04%
Nonperforming Assets as a Percent
   of Total Assets                                     1.02%     0.92%        0.55%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Asset Quality - Continued

The Company's asset quality has declined in 2000 as evidenced by an increase in the ratio of nonperforming loans to total loans which increased to 1.05% at September 30, 2000 from .84% at December 31, 1999. The allowance for loan losses as a percent of nonperforming loans decreased to 121.46% at September 30, 2000, down from 157.04% at December 31, 1999. A portion of this decline in asset quality is due to the increase in nonaccrual loans and OREO. The ALLL at September 30, 2000 was 1.52% of total loans compared to 1.31% at December 31, 1999. At September 30, 2000, the Company had eight properties of OREO with a total book value of $767,000. The Company believes all properties will be liquidated without any significant losses.

Liquidity

The origination and sale of its wholesale loan products impact the Bank's liquidity significantly. The loan to deposit ratio at September 30, 2000 was 81.6%. Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 68.2%.

Capital Resources

Total shareholders equity at September 30, 2000 totaled $30.3 million, which represents a 3.8% increase from $29.2 million at December 31, 1999.

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. At September 30, 2000, the Bank's Tier 1 leverage capital ratio was 8.99% compared to 7.40% at December 31, 1999.

                                                              September 30,       December 31,
                                               Ratio              2000                1999
                                            -----------       -------------       ------------
Tier 1 Capital (to Average Assets)             4.00%              8.99%               7.40%
Tier 1 Capital (to Risk Weighted Assets)       4.00%              8.73%               7.28%
Total Capital (to Risk Weighted Assets)        8.00%              9.60%               7.99%

On March 8, 2000 the Bank was notified by the FDIC that the Bank is under-capitalized for purposes of Prompt Corrective Action. Accordingly, the Bank is prohibited, among other things, from renewing broker deposits, paying dividends and is subject to enforcement actions. Subsequent to the notification by the FDIC, the Bank has filed a capital restoration plan with the FDIC. Effective July 10, 2000, the Bank stipulated to an administrative action with the FDIC which requires the Bank to have Tier 1 Capital Ratio of 7.75% by September 30, 2000, Tier 1 Capital Ratio of 8.00% and Total Risk Based Capital Ratio of 9.5% by December 31, 2000, Total Risk Based Capital Ratio of 10.25% by September 30, 2001 and Total Risk Based Capital Ratio of 11.00% by December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Analysis of Net Interest Income and Margin

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $4.4 million for the quarter ended September 30, 2000, compared to $4.1 million for the quarter ended September 30, 1999 and $13.5 million for the nine months ended September 30, 2000 compared to $11.7 million for the nine months ended September 30, 1999.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,      Year Ended
                                --------------------    --------------------  December 31,
                                  2000        1999        2000        1999        1999
                                --------    --------    --------    --------    --------
Interest Income                 $  6,885    $  7,192    $ 21,534    $ 20,130    $ 27,528
Interest Expense                   2,445       3,053       8,059       8,419      11,586
                                --------    --------    --------    --------    --------

          Net Interest Income   $  4,440    $  4,139    $ 13,475    $ 11,711    $ 15,942
                                ========    ========    ========    ========    ========

Average Earning Assets          $262,930    $290,808    $284,584    $290,114    $296,128
Net Interest Margin                 6.75%       5.69%       6.31%       5.38%       5.38%

The net interest margin increased in 2000 compared to the same periods in 1999 due to a 175 basis point increase in prime rate since July of 1999.

Provision for Loan Losses

BYL Bancorp made a $200,000 and $400,000 contribution to the allowance for loan losses for the three and nine months ended September 30, 2000 compared to $130,000 and $361,000 for the three and nine months ended September 30, 1999. Management believes that the allowance, which equals 1.52% of total loans at September 30, 2000, is adequate to cover future losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Provision for Loan Losses - Continued

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 2000 and 1999 are as follows (dollar amounts in thousands):

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         2000       1999       2000       1999
                                       -------    -------    -------    -------
Allowance, Beginning of Period         $ 2,639    $ 2,458    $ 2,610    $ 2,300
Provision for Loan Losses                  200        130        400        361
Loans Charged Off - net of Recoveries     (122)       (45)      (293)      (118)
                                       -------    -------    -------    -------

Allowance, End of Period               $ 2,717    $ 2,543    $ 2,717    $ 2,543
                                       =======    =======    =======    =======

Noninterest Income

Noninterest income was $4.9 million for the quarter ended September 30, 2000 compared to $6.9 million for the same period in 1999. Similarly for the first nine months of 2000, noninterest income was $14.3 million compared to $18.0 million for the same period in 1999. This decrease is attributable to the closing of the Diamond Bar Mortgage Division and the $800,000 write-down of the assets retained in the 1999-1 securitization.

Noninterest Expense

Noninterest expense was $7.4 million for the quarter ended September 30, 2000 and $25.2 million for the first nine months of 2000 compared to $9.1 million and $25.5 million for the same periods in 1999. The decline in noninterest expense for the quarter is attributable to the closing of the Diamond Bar Mortgage Division. Noninterest expense for the nine months has not declined due to the $1.6 million loss on sale of the Bank's indirect auto loan portfolio during the first quarter of 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

In Management's opinion there has not been a material change in BYL Bancorp's market risk profile during the three months ended September 30, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. BYL Bancorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and market risk in loans originated for sale as a result of changes in interest rates. To that end, management actively monitors and manages its inherent rate risk exposure. BYL Bancorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within BYL Bancorp's guidelines of acceptable levels of risk-taking.

At September 30, 2000, BYL Bancorp had $167 million of assets and $190 million of liabilities repricing within one year. Therefore, $23 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest income would decline by a lesser amount than interest expense and net income would increase. Conversely, if rates were to rise, the reverse would apply, and BYL Bancorp's net income would decrease.

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

            None

      Item 3 - Defaults upon Senior Securities

            None

      Item 4 - Submission of Matters to a Vote of Security Holders

            On September 27, 2000, the Company held its annual meeting. At the annual meeting, shareholders of the Company elected the four directors nominated by the Company's Board of Directors.

      Item 5 - Other Information

            None

      Item 6 - Exhibits and Reports on Form 8-K

      A) Exhibits

      Exhibit No.                         Exhibit
      -----------                         -------

         2.1 Plan of Reorganization and Merger Agreement - Annex I of Proxy Statement/Prospectus incorporated by reference (A)
         2.2 Agreement and Plan of Reorganization, and ancillary documents, among BYL Bancorp, BYL Bank Group, PBOC Holdings, Inc. and People's Bank of California dated November 1, 2000 (J)
         3.1      Articles of Incorporation of the Registrant (A)
         3.2      Amendment to Articles of Incorporation of Registrant (A)
         3.3      Bylaws of the Registrant (A)
         4.1 Specimen Certificate evidencing shares of Registrant's Common Stock (A)
         4.2 Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Shares of Registrant - Annex II of Proxy Statement/Prospectus incorporated by reference (A)
         10.1     Form of Indemnification Agreement (A)
         10.2     BYL Bancorp 1997 Stock Option Plan, as amended in 1998 (C)
         10.3     Form of Proxy, Proxy Statement and Notice of Annual Meeting
                  (E)
         10.4     Employment Agreement - Mr. Robert Ucciferri (A)
         10.5     Employment Agreement - Mr. Barry J. Moore (A)
         10.6     Employment Agreement - Mr. Michael Mullarky (A)
         10.7.1   Employment Agreement - Ms. Gloria Van Kampen (D)
         10.8     Employment Agreement - Mr. Gary Strachn (G)
         10.9     Salary Continuation Agreement - Mr. Robert Ucciferri (A)
         10.10    Salary Continuation Agreement - Mr. Barry J. Moore (A)
         10.11    Salary Continuation Agreement - Mr. Michael Mullarky (F)
         10.12    Salary Continuation Agreement - Ms. Gloria Van Kampen (F)
         10.13    Agreement and Plan of Reorganization with DNB Financial (B)
         10.14 Agreements, as amended, for formation of CNL Financial Services, Inc. (H)
         10.15 Agreement by and among BYL Bancorp, BYL Bank Group, JAM Partners, L.P., Sy Jacobs, Everest Partners Limited Partnership, Everest Managers, L.L.C., David M. W. Harvey and Nick Becker dated September 7, 2000 (I)

      B) Reports on Form 8-K

            (a) Form 8-K filed on July 13, 2000 regarding CNL transaction and Administrative Actions.
            (b) Form 8-K filed on September 8, 2000 regarding Agreement by and among BYL Bancorp, BYL Bank Group, JAM Partners, L.P., Sy Jacobs, Everest Partners Limited Partnership, Everest Managers, L.L.C., David M. W. Harvey and Nick Becker.
            (c) Form 8-K filed on November 3, 2000 regarding Agreement and Plan of Reorganization and related documents, among BYL Bancorp, BYL Bank Group, PBOC Holdings, Inc. People's Bank of California dated November 1, 2000.

---------------------------------
(A) Filed as an Exhibit to the Registrant's Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.
(B) Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.
(C) Filed as an Exhibit to the Registration Statement on Form S-8 filed on May 15, 1998.
(D)   Filed as an Exhibit to the Annual Report on Form 10-K as of December 31,
      1998.
(E) Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1998, incorporating Schedule 14 A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on May 18, 1999.
(F) Filed as an Exhibit to Form 10-Q filed on November 15, 1999, which Exhibit is incorporated herein by this reference.
(G)   Filed on an Exhibit to the Annual Report on Form 10-K as of December 31,
      1999.
(H)   Filed as an Exhibit to Form 10-Q on August 17, 2000.
(I)   Filed as an Exhibit to Form 8-K filed on September 8, 2000
(J)   Filed as Exhibits to Form 8-K filed on November 3, 2000

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   BYL Bancorp


Date:              November 13, 2000             /s/ Robert Ucciferri
                                                 ---------------------
                                                 Robert Ucciferri
                                                 President and
                                                 Chief Executive Officer


Date:              November 13, 2000             /s/ Barry J. Moore
                                                 ---------------------
                                                 Barry J. Moore
                                                 Senior Executive Vice President
                                                 Chief Operating Officer and