Form 10-K405
period 2000-12-31
BYL BANCORP
filed 2001-04-02
CIK 1039311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000 Commission File Number 000-23257

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 |X|

There were 2,542,835 shares of Common Stock outstanding at March 23, 2001. The aggregate market value of Common Stock held by non-affiliates at March 23, 2001 was approximately $31,785,000 based upon the last known trade of $12.50 per share on March 23, 2001.

Documents incorporated by reference: The proxy statement for the Annual Meeting of Shareholders of the registrant to be held in the third or fourth quarter of 2001. Certain information therein is incorporated by reference in Part III hereof.

                                   BYL BANCORP

                                Table of Contents

                                                                            Page
Part I

   Item 1.    Business .....................................................   3
   Item 2.    Properties ...................................................  20
   Item 3.    Legal Proceedings ............................................  20
   Item 4.    Submission of Matters to a Vote of Security Holders ..........  20

Part II

   Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters .........................................   21
   Item 6.    Selected Financial Data .....................................   22
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operation ..........................   24
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...   40
   Item 8.    Financial Statements and Supplementary Data .................   42
   Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ....................................   79

Part III

   Item 10.   Directors and Executive Officers of the Registrant ..........   79
   Item 11.   Executive Compensation ......................................   79
   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management ..................................................   79
   Item 13.   Certain Relationships and Related Transaction ...............   79

Part IV

   Item 14.   Exhibits Financial Statement Schedules, and Reports
              on Form 8-K .................................................   80

                                     PART I

ITEM 1: BUSINESS

General

BYL Bancorp (hereinafter the "Company") was incorporated under the laws of the State of California in 1997 and commenced operations in November 1997 as a bank holding company of BYL Bank Group (the "Bank"), which changed its name from Bank of Yorba Linda in June 1998. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Federal Reserve's Board of Governors, the Company's primary regulator. As of December 31, 2000, the Company had total assets of approximately $286.4 million, total deposits of $254.3 million and total shareholders' equity of $29.2 million.

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

The Bank is a California commercial bank that operates from its main office located at 1875 North Tustin Street, Orange, California, and the Bank operates seven full-service banking centers in the Bank's primary market areas of Orange and Riverside Counties, California. In addition to conducting its regular community banking activities, the Bank also originates and sells non-conforming residential real estate loans and SBA guaranteed loans. The Bank's mortgage division is located in Tustin, California.

Focus and Operating Strategy

The primary focus of the Bank is to provide personalized quality banking products and services to small and medium-size businesses, including professionals. The Bank originates nonconforming mortgages in California and various other states and sells such loans in the secondary market, and originates and sells SBA guaranteed loans, with the objective of building a balanced community loan and investment portfolio mix. Management believes that a local market focus accompanied by strategic placement of bank branches and personnel enables the Bank to attract and retain low-cost core deposits which provide substantially all of the Bank's funding requirements.

In furtherance of its focus in operating strategy, following the receipt of all necessary regulatory approvals, the Bank completed the acquisition of the Bank of Westminster on June 14, 1996. The aggregate purchase price of the Bank of Westminster was $6.17 million. In conjunction with the acquisition of the Bank of Westminster, the Bank completed an offering of new primary stock underwritten on a firm commitment basis by Ryan, Beck & Co.

Following receipt of all necessary regulatory approvals, the Company completed the acquisition of DNB Financial on May 29, 1998 in which each share of DNB Financial was converted into the right to receive 4.1162 shares of the Company's common stock, resulting in the issuance of 956,641 shares of Company common stock to the shareholders of DNB Financial.

The Company or the Bank has not engaged in any material research activities relating to the development of new services or the improvement of our existing services. The Company or the Bank has no present plans regarding "a new line of business" requiring the investment of a material amount of total assets.

Most of the Bank's business originates from the Orange and Riverside counties, and there is no emphasis on foreign sources and application of funds. The Bank's business, based upon performance to date, does not appear to be seasonal. The Bank is not dependent upon a single customer or group of related customers for a material portion of the Bank's deposits. The Bank is unaware of any material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Proposed Merger with PBOC Holdings, Inc.

On November 2, 2000, the Company and PBOC Holdings, Inc. ("PBOC"), parent company of People's Bank of California ("People's"), announced the signing of an Agreement and Plan of Reorganization (the "Agreement") dated November 1, 2000, pursuant to which PBOC will acquire the Company and the Bank. Upon consummation of the transaction, PBOC will become the surviving corporation, and People's will become the surviving bank. Consummation of the Agreement is subject to a number of conditions, including, but not limited to, the approval of the Agreement by the shareholders of the Company and the receipt of requisite regulatory approvals.

Under the terms of the transaction, the holders of Company Common Stock will receive $15.00 in cash for each share of Company Common Stock owned. The cash amount may be adjusted upward or downward under certain circumstances which are set forth in the Agreement. The maximum cash price per share of Company common stock is approximately $15.34, and the minimum cash per share of Company common stock is approximately $14.50.

Concurrently with the execution and delivery of the Agreement, the directors and certain executive officers of the Company entered into a form of letter agreement with PBOC pursuant to which among other things, such persons agreed to vote their shares of Company common stock in favor of approval of the Agreement.

In connection with the Agreement, PBOC and the Company entered into a Stock Option Agreement dated as of November 1, 2000, pursuant to which the Company granted PBOC an option to purchase up to 505,971 shares of Company's common stock (subject to adjustment as set forth therein), which represents 19.9% of the Company's outstanding shares of common stock, at a purchase price of $10.597 per share (subject to adjustment as set forth therein). The option will become exercisable upon the occurrence of certain events, as specified in the Stock Option Agreement, none of which has occurred as of the date hereof.

PBOC is a Delaware corporation and is registered as a savings and loan holding company under the Home Owners' Loan Act, as amended. PBOC operates People's, which is its wholly-owned subsidiary. At December 31, 2000, PBOC had total consolidated assets of approximately $3.3 billion, total consolidated deposits of approximately $2.0 billion, and total consolidated shareholders' equity of approximately $213.6 million.

People's is a federal savings and loan association headquartered in Los Angeles California, which originally commenced operations in 1887. It currently operates 26 banking offices primarily in Los Angeles County, as well as Orange and Ventura counties in Southern California.

On December 11, 2000, PBOC announced that it has executed an agreement dated December 8, 2000 in which it will be acquired by FBOP Corp., a $5.4 billion bank and savings holding company headquartered in Oak Park, Illinois. FBOP Corp. owns banks in California, Illinois and Texas. Under the terms of the agreement between FBOP Corp. and PBOC, FBOP Corp. will acquire PBOC, and California National Bank, a subsidiary of FBOP Corp., will acquire People's.

As required by the Agreement, on January 8, 2001, the Bank sold the R-3 certificate retained in the 1999-1 Securitization to the highest bidder in a private bidding procedure conducted by Sutro & Co. for $1,419,512, less a 5% commission and other sale-related expenses. The highest bidder was Messrs.
H. Rhoads Martin, Charles Cox and Eddie Fischer, all of whom are directors of the Company and the Bank. As a result, the consideration to be received from PBOC upon consummation of the merger will be reduced by an amount equal to approximately $0.159 per share as a result of the sale of the R-3 certificate. However, since the merger was not consummated by March 6, 2001, the consideration to be received from PBOC upon consummation of the merger began increasing from March 6, 2001 on a daily basis until the closing date equal to 8% per annum on the $15.00 per share merger consideration.

On March 21, 2001, at a special meeting of shareholders, the Company's shareholders approved the principal terms of the Agreement, and PBOC and the Company are waiting for approval from the Office of Thrift Supervision and completion of the 15 day waiting period before the Agreement can be consummated. The Company is unaware of any other requirements that it must fulfill in order for the Agreement to be consummated.

Lower Earnings Due to Extraordinary Loss on Mortgage Loans Previously Sold

On March 6, 2001, the Company announced that the Company's earnings would be substantially reduced by the recognition of certain extraordinary losses on mortgage loans previously sold. At the time of the announcement, the Company believed that earnings in the first quarter would be impacted and that it was likely that quarterly results of operations would be approximately breakeven. However, accounting rules require that contingency losses be reported at the end of the most recent accounting period to be presented. Because the Company's year-end financial statements had not been issued prior to the announcement, the Company is required to recognize the extraordinary losses as of December 31, 2000. It is currently estimated that the gross losses will be approximately $1,658,000 and the actual losses, net of reduced incentive payments, will be approximately $1,160,000 or $681,000 after tax before any future recoveries. The Company has therefore recognized in the fourth quarter of 2000 a non-recurring, extraordinary loss with respect to certain mortgage loans previously sold by both the Bank's former Diamond Bar Division and current Tustin Mortgage Division operations to third party investors. The Company's net income for the year ended December 31, 2000 has been reduced to $578,000 or $0.23 per share basic and $0.23 per share diluted. This compares with the $3,076,000 or $1.21 per share basic and diluted net income reported for the year ended December 31, 1999.

The losses arise from the Bank's obligation to repurchase from the third party investors certain fraudulent mortgage loans which were originated by mortgage brokers who were not employees or affiliates of the Company or the Bank. The fraudulent loans were originated through third-party brokers and were subsequently sold as part of both of the Divisions' normal operations to certain regular investors in such loans. In the case of the Tustin Mortgage Division, these loans were originated by a professional, large-scale fraud ring operated out of Texas that is believed to have impacted over twenty different mortgage lenders other than the Bank. The fraud scheme was quite complex and is believed to have involved more than 30 persons including at least 13 businesses with various names and owners, and included developers, real estate agents, appraisers, brokers and others. In the case of the former Diamond Bar Division (which was closed by the Bank as part of its restructuring in February 2000), the fraudulent mortgage loans involve falsification of appraisals, verifications of income and earnest money deposits, forged documents, false notarizations and stolen identities of borrowers. No employee of the Company or the Bank is believed to have been in any way involved in any of the fraudulent origination activities.

The Company believes that there is a substantial probability of obtaining significant future recoveries to mitigate the extraordinary losses arising from these fraudulent loans.

Securitizations

Sale of Unguaranteed Interests in SBA Loans

On December 10, 1998, the Bank entered into a Pooling and Servicing Agreement dated as of October 1, 1998 (the "SBA Pooling Agreement") between the Bank, as Servicer and Master Servicer, and Marine Midland Bank, as Trustee (the "Trustee") whereby the Bank transferred certain unguaranteed interests (the "Unguaranteed Interests") in loans (the "SBA Loans") partially guaranteed by the U.S. Small Business Administration ("SBA") to a newly-created trust (the "Trust") for the benefit of the SBA and the holders of certificates representing interests in such Trust. The Trust consists of the Unguaranteed Interests in such SBA Loans that are subject to the Pooling Agreement, and the Trust has issued three (3) classes of certificates representing certain fractional undivided ownership interests in the Trust. The Aggregate principal amount of the Unguaranteed Interests delivered to the Trust on October 31, 1998 equaled approximately $38.1 million.

Pursuant to the SBA Pooling Agreement, the Trust issued $34.4 million aggregate principal amount of BYL Bank SBA Loan-Backed Adjustable Rate Certificates, Series 1998-1, Class A ("Class A Certificate"), $6.02 million aggregate principal amount of BYL Bank SBA Loan-Backed Adjustable Rate Certificates, Series 1998-1, Class M ("Class M Certificate") and $2.58 million aggregate principal amount of BYL Bank SBA Loan-Backed Adjustable Rate Certificates, Series 1998-1, Class B ("Class B Certificate").

The Class A and Class B Certificates were sold to a limited number of "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933, and institutional "Accredited Investors" as defined in Rule 501 under the Securities Act. Pursuant to the requirements of the SBA, the Class B Certificates were retained by the Bank and are subordinate to the Class A and Class M Certificates. The Class M Certificates are subordinate to the Class A Certificates.

Sale of Non-SBA Commercial Loans

On August 11, 1999, the Bank entered into a Pooling and Servicing Agreement dated as of June 30, 1999 (the "SBL Business Loan Pooling Agreement") among the Bank, as seller and master servicer, HSBC Bank USA, as Trustee, and Bankers Trust (Delaware) as Delaware Trustee, whereby the Bank has transferred a pool of SBL Loans to a newly-created trust (the "SBL Trust") for the benefit of the holders of certificates representing interests in such SBL Trust. The SBL Trust consists of the SBL Loans that are subject to the SBL Pooling Agreement, and the SBL Trust has issued three (3) classes of certificates representing certain fractional undivided ownership interests in the SBL Trust. The aggregate principal amount of the Business Loans delivered to the SBL Trust on August 11, 1999 equaled approximately $47.1 million.

Pursuant to the SBL Pooling Agreement, the Trust issued $16 million aggregate principal amount of BYL Bank Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class A-1 ("Class A-1 Certificates"), $12 million aggregate principal amount of BYL Bank Business Loan-Backed Pass Through Certificates, Series 1999-1, Class A-2 Certificates ("Class A-2 Certificates"); $27.2 million aggregate principal amount of BYL Bank Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class A-3 Certificates ("Class A-3 Certificates"); $4.8 million aggregate principal amount of BYL Bank Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class B Certificates ("Class B-1 Certificates"); and BYL Bank Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class R Certificates ("Class R Certificates").

Restructuring

During the fourth quarter of 1999, the Bank evaluated various possible alternatives of increasing capital, including the issuance of various kinds of securities and the divestiture or closing of those operations which were expected to continue to provide rates of return below the Bank's targeted ROA. As a result of such evaluations, the Company determined that the maximum potential value of the Bank's commercial loan originations would be realized through the retention of these loans in the Bank's loan portfolio. This decision was based upon the current and anticipated returns obtainable from either the sale or securitization of these commercial loan originations and the proposed increased regulatory capital requirements on loan securitizations. The shift in the Bank's strategy from loan sales or securitizations to portfolio retention requires increasing levels of capital in order to maximize the value of the Bank's ability to generate commercial loans at premium yields.

On February 4, 2000, the Bank completed the sale of its automobile loan portfolio of approximately $38 million and closed its indirect automobile division. On February 22, 2000, the Bank completed the sale of its Diamond Bar Mortgage Division, an originator of conforming residential mortgages. As a result of this restructuring, the Company reported a loss for the first quarter 2000 of approximately $260,000. The Company also suspended quarterly dividends effective January 1, 2000.

Regulatory Actions, Prompt Corrective Action and Capital Restoration Plan

During late 1999 the FDIC completed an examination (the "1999 FDIC Examination") of the books and records of the Bank. In connection with the 1999 FDIC Examination, the FDIC notified the Bank that it had incorrectly calculated the risk-weighted capital requirements of the assets retained in the Bank's 1998 and 1999 securitizations. The FDIC also challenged the assumptions and financial model used by the Bank in valuing these residual assets. Based on the assumptions deemed acceptable by the FDIC, the FDIC believed the Bank's residual assets were overstated by $2.6 million. Although the Bank disagreed with the assumptions recommended by the FDIC, it has reflected this adjustment in its quarterly call reports for regulatory capital purposes, engaged an independent third-party to review the assumptions used by the Bank as well as design a financial model to more accurately measure the value of residual assets in future reporting periods.

Primarily due to these items, the Bank was classified by the FDIC as undercapitalized. As a result, the Bank filed a capital restoration plan with the FDIC, which provided that the Bank expected to be adequately capitalized by March 31, 2000. The capital restoration plan also provides for increasing levels of capital every quarter until the Bank is well capitalized in 2001. The Bank has eliminated asset securitizations from its business plan. The Bank will continue operations of all traditional retail banking activities through the Bank's existing branch system. As of December 31, 2000, the Bank's management believes the Bank is adequately capitalized, as the Bank's risk based capital ratio was 9.30%, Tier 1 leverage capital ratio was 9.42%, and total risk based capital ratio was 10.08%.

In addition, as a result of the 1999 FDIC Examination, for the purpose of cooperating with the FDIC and without admitting or denying any allegations, the Bank stipulated to an administrative action with the FDIC that requires the Bank, among other items, to retain qualified management; have and maintain certain Tier 1 capital and total risk based capital ratios; eliminate from its books certain assets classified loss; revise policies concerning the Bank's asset securitization activities; obtain a model to more adequately value its retained interests related to securitized assets; and adopt and implement certain other policies relating to profitability, liquidity and funds management, sensitivity to interest rate risk; revise certain reports to the FDIC; and correct all alleged violations of law. The order became effective July 10, 2000.

In order to comply with the FDIC administrative action, the Bank engaged PricewaterhouseCoopers ("PWC") to assist the Bank in determining the assumptions used in the valuation of these assets as well as design a new valuation model for ongoing measurement of the changes in valuation of these assets. The model was used for both call report and financial statement purposes for the months of August and September, and for all periods thereafter. The Bank has and will continue to use the discount rates and payment frequencies previously stipulated by the FDIC for call report purposes until the FDIC has accepted the PWC model and assumptions. The Company and the Bank now account for any adjustments generated utilizing these new assumptions as a change in estimates and adjust its financial statements in accordance with the results obtained from the model for both securitizations. As a result of the new model and assumptions the assets for the 1999-1 securitization were written down $800,000 as a permanent decline in value during the quarter ended June 30, 2000. Management believes that the Bank is in compliance with the FDIC administrative action.

The Bank has now amended its call reports in order to reflect the proper computation of risk-weighted capital for residual assets and for the $2.6 million adjustment to these residual assets pursuant to the Bank's agreement with the FDIC. All call reports from December 31, 1998 through March 31, 2000 have been restated to reflect the effects of the changes, and call reports from June 30, 2000 forward continue to carry the adjustments, also pursuant to the agreement with the FDIC.

As a result of a FRB examination in the first quarter of 2000, the Company executed a Memorandum of Understanding with the FRB. The FRB MOU requires that the Company, among other items, refrain from declaring dividends without the prior written approval of the FRB, refrain from certain transactions without FRB approval, develop and submit a written capital plan, submit a statement concerning the steps the Board proposes to take to improve the condition of the Bank and the consolidated organization, refrain from increasing debt or renewing existing debt without prior approval of the FRB, and submit written progress reports to the FRB. Management believes that the Company is in compliance with the FRB MOU.

As described above, the Bank eliminated asset securitizations from its business plan in early 2000. Residual assets on the Bank's December 31, 2000 call report total approximately $9.98 million, or approximately 36% of the Bank's Tier 1 capital. After the sale of the remaining portions of the 1999-1 residuals in January 2001 as described below, the remaining residuals on the Bank's call reports total approximately $4.4 million or 16% of the Bank's Tier 1 capital.

On March 10, 2000, the FDIC and other financial institution regulatory agencies proposed revisions to the risk-based capital treatment of recourse arrangements, direct credit substitutes and asset securitizations in FIL 15-2000. If the proposed revisions are adopted, the Bank does not believe that capital will be adversely affected.

Proposed Formation of Subsidiary and Proposed Transaction

As a result of the 1999 FDIC Examination, the Company had determined that it would be in the best interests of the Company and the Bank to transfer the retained assets, including the strips, residuals, servicing rights and other retained interests in the 1999 securitization, as well as most of the personnel of the SBA Department, to a proposed minority-owned subsidiary of the Company.

The Company and the Bank executed a definitive agreement dated July 12, 2000 that describes the terms of a proposed joint venture for a Delaware limited liability company to be called CNL Commercial Finance, LLC. The Company and its joint venture partner, CNL Commercial Funding, LP ("CFL"), changed the corporate structure of the subsidiary to a C Corporation to be called CNL Commercial Finance, Inc. ("CCF"). The purpose of the joint venture is to originate, service and securitize commercial loans, some of which are to be guaranteed by the Small Business Administration, which are detailed below. The subsidiary, CCF, would have a total $10 million in equity capital. The Company would have a 25% equity and voting interest in the subsidiary. The Company would execute a note for its $2.5 million contribution, and CFL would hold a 75% ownership interest in the subsidiary.

Under the amended definitive agreement, the cash price will be at least equal to Bank's book value of the strips, residuals, servicing rights and other retained interests that are being transferred from the 1999-1 securitization, as well as other assets, but will not include one certificate that is rated investment grade Baa.

On September 14, 2000, the Company and the Bank completed the first phase of the transaction with CCF, in which the Bank sold certain assets and transferred certain personnel of the SBA Division. The Bank also sold 59% of its retained interest in the 1999-1 Securitization. The Bank realized cash in the amount of $3.223 million as a result of the completion of the first phase of the CCF transaction. Following receipt of all necessary regulatory approvals, the Company and the Bank intended to complete the second phase of the transaction which would have involved the transfer of the remaining 41% of the retained interest in the 1999-1 Securitization, except for the investment rated security. At that time, the Company intended to execute the $2.5 million note as described above. At this time, because of certain issues that have arisen at the SBA, the Company will not complete the second portion of the transaction with CCF, and the CNL transaction agreements have terminated in accordance with their terms.

Sale of R-3 Certificates

On December 21, 2000, the Bank executed an agreement with Sutro & Co. in order to liquidate the BYL R-3 certificates. Following the termination of the CNL transaction with CCF, on January 8, 2001, the Bank sold the R-3 certificate to the highest bidder in a private bidding procedure conducted by Sutro & Co. for $1,419,512, less a 5% commission and other sale-related expenses. The highest bidder was Messrs. H. Rhoads Martin, Charles Cox and Eddie Fischer, all of whom are directors of the Company and the Bank.

Supervision and Regulation

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with and subject to the supervision of the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

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

Effect of Governmental Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate we pay on our deposits and our other borrowings and the interest rate we receive on loans extended to our customers and securities held in our portfolio comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control. Accordingly, our earnings and growth are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System ("FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of our loans, investments and deposits and also affects interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. Under applicable regulatory guidelines, the Bank is considered to be "adequately capitalized" at December 31, 2000. See Regulatory Actions, Prompt Corrective Action and Capital Restoration Plan.

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

An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

           "Well capitalized"                            "Adequately capitalized"

     Total risk-based capital of 10%;                 Total risk-based capital of 8%;
     Tier 1 risk-based capital of 6% and;             Tier 1 risk-based capital of 4%;
     Leverage ratio of 5%.                            and Leverage ratio of 4%.

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

Safety and Soundness Standards

Effective in 1995 the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require this institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problems assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

Congress passed in 1996 and the President signed into law, provisions to strengthen the Savings and Loan Insurance Fund (SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law requires saving and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks will contribute towards paying off the financing bonds, including interest. Effective January 1, 1997, SAIF-insured institutions pay 3.2 cents per $100 in domestic deposits, and BIF-insured institutions, like the Bank, pay 0.64 cents per $100 in domestic deposits.

Interstate Banking and Branching

On September 29, 1994, the President signed into law the Riegel Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under Bank Holding Company Act to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10%4 of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which it is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

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

In 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company intends to operate, although it is difficult to assess the impact that such increased competition may have on the Company's operations. The Interstate Act may increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact each likely increased competition may have on the Company's operations.

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

In 1994 the federal Interagency Task Force on Fair Leading issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

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

Financial Modernization Legislation

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "complementary" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits various non-bank financial services providers to acquire banks by allowing bank holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments: In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating.

The GLB Act also reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the FRB while current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws restricting the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. With regard to securities laws, the GLB Act removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, amends the Investment Company Act of 1940 with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940 to require registration of banks that act as investment advisers for mutual funds.

The GLB Act also includes provisions concerning subsidiaries of banks, permitting a bank to engage in most financial activities through a financial subsidiary, provided that a bank and its depository institution affiliates are "well capitalized" and "well managed" and meet certain other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. With respect to subsidiaries of state banks, new activities as "principal" would be limited to those permissible for a bank financial subsidiary. The GLB Act requires a state bank with a financial subsidiary permitted under the GLB Act as well as its depository institution affiliates to be "well capitalized," and also subjects a bank to the same capital, risk management and affiliate transaction rules as applicable to banks. The provisions of the GLB Act relating to financial holding companies became effective 120 days after its enactment excluding the federal preemption provisions, which became effective on the date of enactment.

The GLB Act will likely increase competition in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

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

Business Concentrations

As of December 31, 2000, the Company had approximately $286.4 million in assets and $254.3 million in deposits. No individual or single group of related accounts is considered material in relation to the Company's totals, or in relation to its overall business.

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

Competition

The banking business in California generally, and is the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance and wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank (but which can be offered indirectly by the Bank through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual client are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank is the acquisition of deposits. Banks also compete with money market funds and other money market instruments, which are not subject to interest rate ceilings.

In order to compete with other competitors in their primary service areas, the Bank attempts to use to the fullest extent the flexibility which their independent status permits. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. In particular, each of the banks branches offer highly personalized banking services.

Employees

At December 31, 2000, the Bank had a total of 211 full-time equivalent employees and 9 part-time employees. The Bank believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

The Company currently maintains an administrative facility in Orange, California, which is utilized by the Company and the Bank. The Bank also maintains seven full service branches and two loan production offices. The Bank owns three of its branch locations and leases all of its other facilities. For additional information regarding the Bank's lease obligations, see Note E to the Consolidated Financial Statements, included in Item 8 hereof.

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

No matters were submitted to a vote of securities holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The equity securities of BYL Bancorp consist of one class of common stock, of which there were 2,542,568 shares outstanding, held by approximately 800 shareholders of record at year-end 2000. Holders of the common stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, as specified by the California Financial Code. During 1999 the Company paid quarterly cash dividends of $0.075 per share. No dividends were paid during 2000 as the Company has suspended the payment of quarterly cash dividends.

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

              1999
          --------------

          First Quarter                        16.750                 17.563
          Second Quarter                       13.375                 13.625
          Third Quarter                        13.250                 13.688
          Fourth Quarter                       11.750                 12.000

              2000
          --------------

          First Quarter                        10.063                 10.500
          Second Quarter                       10.500                 10.938
          Third Quarter                        12.188                 12.375
          Fourth Quarter                       14.188                 14.500

ITEM 6. SELECTED FINANCIAL DATA

The following is our summary consolidated financial information. The balance sheet and income statement data as of or for the five years ended December 31, 2000 are taken from our audited consolidated financial statements as of the end of and for each such year. You should read this summary consolidated financial information in conjunction with our consolidated financial statements and notes that appear in this prospectus.

                                                                     At or For the Year Ended December 31,
                                                    -------------------------------------------------------------------------
                                                        2000           1999           1998           1997           1996
                                                    -------------  -------------  -------------   ------------   ------------
Summary of Operations:
   Interest Income                                      $ 27,953       $ 27,528       $ 24,016       $ 18,455       $ 12,642
   Interest Expense                                       10,267         11,586          8,406          6,057          3,840
                                                    -------------  -------------  -------------   ------------   ------------
   Net Interest Income                                    17,686         15,942         15,610         12,398          8,802
   Provision for Loan Losses                                 600            694            755            778            364
                                                    -------------  -------------  -------------   ------------   ------------
   Net Interest Income After Provision
      for Loan Losses                                     17,086         15,248         14,855         11,620          8,438
   Noninterest Income                                     16,728         24,049         23,408         15,920          8,752
   Noninterest Expense                                    32,791         33,891         30,870         22,717         14,045
                                                    -------------  -------------  -------------   ------------   ------------
   Income Before Income Taxes                              1,023          5,406          7,393          4,823          3,145
   Income Taxes                                              445          2,330          3,277          1,968          1,229
                                                    -------------  -------------  -------------   ------------   ------------
   Net Income                                             $  578        $ 3,076        $ 4,116        $ 2,855        $ 1,916
                                                    =============  =============  =============   ============   ============

   Dividends on Common Stock                              $   --         $  760         $  467         $  502         $  168

Per Share Data:
   Net Income - Basic                                    $  0.23        $  1.21        $  1.63        $  1.19        $  0.98
   Net Income - Diluted                                  $  0.23        $  1.21        $  1.55        $  1.12        $  0.96
   Book Value                                            $ 11.48        $ 11.51        $ 10.62        $  9.01        $  8.10

Balance Sheet Summary:
   Total Assets                                        $ 286,398      $ 353,736      $ 318,013      $ 238,086      $ 183,755
   Total Deposits                                        254,325        322,973        287,206        207,935        162,058
   Loans Held for Sale                                    22,439         69,756         74,598         47,150         24,363
   Total Loans                                           165,495        196,675        165,199        139,002        106,019
   Allowance for Loan Losses (ALLL)                        2,295          2,610          2,300          1,923          1,616
   Total Shareholders' Equity                             29,185         29,200         26,882         22,550         19,434

Selected Ratios:
   Return on Average Assets                                0.18%          0.88%          1.49%          1.31%          1.23%
   Return on Average Equity                                1.97%         11.05%         17.03%         13.80%         12.81%
   Net Interest Margin                                     6.43%          5.38%          6.40%          6.46%          6.47%
   Dividend Payout Ratio - Common Stock                    0.00%         24.78%         11.35%         17.59%          8.82%
   Non-performing Loans to Total Loans                     0.78%          0.84%          1.23%          0.92%          1.15%
   Non-performing Assets to Total Assets                   0.75%          0.55%          0.94%          0.93%          1.57%
   ALLL to Non-performing Loans                          177.63%        157.04%        113.30%        150.35%        132.68%
   Average Shareholder's Equity
          to Average Assets                                9.06%          8.00%          8.75%          9.49%          9.63%

On June 14, 1996, the Bank acquired Bank of Westminster ("BOW"), pursuant to the terms of an Agreement and Plan of Reorganization dated January 12, 1996. The Bank acquired 100% of the outstanding common stock of BOW for $6,174,000 in cash. BOW had assets of approximately $54,923,000. At the time of such acquisition, the Bank also raised approximately $7.8 million in additional equity in a firmly underwritten offering by issuing 1,073,000 shares of the Bank's Common Stock as adjusted for the four for three stock split effective June 30, 1997. BOW's result of operations are included only since the second quarter of fiscal 1996. Due to the relatively large size of this transaction, any comparison of data as of and for the years ended December 31, 1996 and December 31, 1997 to data as of or for prior dates or periods may not be meaningful. On November 19, 1997, the Bank completed the reorganization of the Company as its bank holding company, and the Company's Common Stock began trading on that date.

On May 29, 1998 pursuant to the terms of an Agreement and Plan of Reorganization dated January 29, 1998, the Company completed the acquisition of DNB Financial ("DNBF"). This transaction was structured as a pooling of interests through a tax-free exchange of 4.1162 of the Company's shares of common stock for each outstanding share of DNBF's common stock, resulting in the issuance of 956,641 shares of Company common stock to the shareholders of DNBF. The acquisition of DNBF increased the total assets of the Company and its subsidiaries to approximately $270 million and total shareholders' equity to approximately $23 million. Due to the relatively large size of this transaction, any comparison of data as of and for the years ended December 31, 1999 and December 31, 1998 to data and of or for prior date or periods may not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 2000, together with an assessment, when considered appropriate, of external factors that may affect us in the future. This discussion should be read in conjunction with our consolidated financial statements and notes included herein.

OVERVIEW

EARNINGS SUMMARY

Net income in 2000 was $.6 million, a decrease of $2.5 million or 81.2%, compared to $3.1 million in 1999. Diluted earnings per share in 2000 were $.23 compared to $1.21 in 1999. The decrease in earnings in 2000 was due to reorganization expenses, revised asset valuations, and one time fraud losses from the mortgage divisions.

During the first quarter of 2000 the Company closed the Diamond Bar Mortgage Division and the Indirect Auto Division. The Company sold the indirect auto loan portfolio and incurred a $1.6 million loss on sale. During the second quarter of 2000 the company wrote down the 1999-1 securitization assets by $800,000 to record a permanent decline in fair value as a result of a new valuation model being implemented. During the third quarter of 2000 the Company closed the SBA department and sold, at carrying value, 59% or $3.0 million in residual assets from the 1999-1 securitization. In January 2001 the company sold the remaining assets of the 1999-1 securitization and incurred a $1.1 million loss on sale, which resulted in the 1999-1 securitization assets being written down by $1.1 million to reflect a permanent decline in fair value as of December 31, 2000. During the first quarter of 2001 the Company was notified that certain loans purchased by third party investors and originated by outside mortgage brokers were fraudulent and the Company is required to repurchase these loans. The Company has estimated its net loss to be $1.2 million that was recorded in our 2000 financial statements.

Net income in 1999 was $3.1 million, a decrease of $1.0 million or 24.4%, compared to $4.1 million in 1998. Diluted earnings per share in 1999 were $1.21 compared to $1.55 in 1998. The decrease in earnings in 1999 was due primarily to decreased profitability of the SBA and Mortgage Loan Divisions.

BALANCE SHEET SUMMARY

Total assets at December 31, 2000 were $286.4 million, a $67.3 million or 19.0% decrease from $353.7 million at December 31, 1999. Average assets for 2000 were $324.3 million compared to $347.8 million for 1999. Total deposits decreased $68.7 million or 21.3% to $254.3 million at December 31, 2000. Gross loans decreased $78.5 million or 29.5% , to $187.9 million at December 31, 2000. Shareholder's equity remained the same at $29.2 million at December 31, 2000.

Total assets at December 31, 1999 were $353.7 million, a $35.79 million or 11.2% increase from $318.0 million at December 31, 1998. Average assets for 1999 were $347.8 million compared to $276.4 million for 1998. The increases in shareholders' equity in 1999 and 1998 allowed us to expand our asset base.

The following table sets forth several key operating ratios for 2000, 1999 and 1998:

                                                           For the Year Ended
                                                              December 31,
                                                       ----------------------------
                                                        2000      1999       1998
                                                       -------   -------    -------
Return on Average Assets                                0.18%     0.88%      1.49%
Return on Average Equity                                1.97%    11.05%     17.03%
Average Shareholder's Equity to Average Total Assets    9.06%     8.00%      8.75%

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

                                                                    For the Year Ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                2000                              1999                           1998
                                    -----------------------------   ------------------------------   -----------------------------
                                                          Average                         Average                          Average
                                               Interest  Yield or               Interest  Yield or               Interest  Yield or
                                    Average     Earned     Rate     Average      Earned     Rate     Average     Earned     Rate
                                    Balance    or Paid     Paid     Balance     or Paid     Paid     Balance     or Paid    Paid
                                    -------    -------    -----     -------     -------    ------    --------    --------   -----
Assets
Interest-Earning Assets:
   Investment Securities            $24,001     $1,617     6.74%    $21,635      $1,450    6.70%      $18,564     $ 1,119    6.03%
   Federal Funds Sold                18,889      1,156     6.12%     20,554         976    4.75%       13,322         669    5.02%
   Other Earning Assets                 252          8     3.17%        168           9    5.36%        2,935         171    5.83%
   Loans                            231,704     25,172    10.86%    253,771      25,093    9.89%      209,080      22,057   10.55%
                                    -------     ------              -------      ------               -------      ------
Total Interest-Earning
   Assets                           274,846     27,953    10.17%    296,128      27,528    9.30%      243,901      24,016    9.85%

Cash and Due From
   Banks                             20,546                          24,663                            15,756
Premises and Equipment                5,873                           6,561                             5,299
Other Real Estate Owned                 670                             714                             1,067
Accrued Interest and
   Other Assets                      24,943                          22,294                            12,641
Allowance for Loan Losses           ( 2,601)                        ( 2,514)                          ( 2,281)
                                   --------                        --------                          --------
Total Assets                       $324,277                        $347,846                          $276,383
                                   ========                        ========                          ========

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
   Money Market and NOW             $71,903      2,335     3.25%    $74,797       2,764    3.70%      $53,640       1,613    3.01%
   Savings                           60,056      2,292     3.82%     87,566       4,076    4.65%       39,308       1,622    4.13%
   Time Deposits under
      $100,000                       51,258      3,095     6.04%     42,386       2,165    5.11%       51,997       2,823    5.43%
   Time Deposits of
      $100,000 or More               40,957      2,483     6.06%     39,963       2,505    6.27%       38,120       2,258    5.92%
   Other                              1,069         62     5.80%      1,646          76    4.62%        1,623          90    5.55%
                                    -------     ------              -------      ------               -------      ------
Total Interest-Bearing
   Liabilities                      225,243     10,267     4.56%    246,358      11,586    4.70%      184,688       8,406    4.55%
                                                ------                           ------                             -----

Noninterest-Bearing
   Liabilities:
      Demand Deposits                67,354                          68,632                            62,771
     Other Liabilities                2,308                           5,015                             4,753
      Shareholders' Equity           29,372                          27,841                            24,171
                                   --------                        --------                          --------
   Total Liabilities and
      Shareholders' Equity         $324,277                        $347,846                          $276,383
                                   ========                        ========                          ========
   Net Interest Income                         $17,686                          $15,942                          $ 15,610
                                               =======                          =======                          ========
Net Yield on Interest-Earning
   Assets                                                  6.43%                           5.38%                             6.40%

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

                                             Year Ended December 31, 2000                   Year Ended December 31, 1999
                                                        versus                                         versus
                                             Year Ended December 31, 1999                   Year Ended December 31, 1998
                                     ---------------------------------------------   --------------------------------------------
                                               Increase (Decrease) Due                         Increase (Decrease) Due
                                                     To Change in                                   To Change in
                                     ---------------------------------------------   --------------------------------------------
                                        Volume           Rate           Total          Volume           Rate           Total
                                     -------------   --------------  -------------   ------------   -------------  --------------
Interest-Earning Assets:
   Investment Securities                    $ 159            $   8          $ 167          $ 198           $ 133           $ 331
   Federal Funds Sold                        ( 84)             264            180            345            ( 38)            307
   Other Earning Assets                         4              ( 5)           ( 1)          ( 79)           ( 83)          ( 162)
   Loans                                  ( 2,283)           2,362             79          4,486          (1,450)          3,036
                                     -------------   --------------  -------------   ------------   -------------  --------------
   Total Interest Income                  ( 2,204)           2,629            425          4,950          (1,438)          3,512

Interest-Bearing Liabilities:
   Money Market and NOW                     ( 104)           ( 325)         ( 429)           728             423           1,151
   Savings                                ( 1,134)           ( 650)       ( 1,784)         2,222             232           2,454
   Time Deposits under
      $100,000                                497              433            930          ( 499)          ( 159)          ( 658)
   Time Deposits $100,000
      or More                                  61             ( 83)          ( 22)           112             135             247
   Other                                     ( 31)              17           ( 14)             1            ( 15)           ( 14)
                                     -------------   --------------  -------------   ------------   -------------  --------------
   Total Interest Expense                   ( 711)           ( 608)       ( 1,319)         2,564             616           3,180
                                     -------------   --------------  -------------   ------------   -------------  --------------
   Net Interest Income                   $( 1,493)         $ 3,237         $1,744        $ 2,386         $(2,054)          $ 332
                                     =============   ==============  =============   ============   =============  ==============

2000 COMPARED TO 1999

Net interest income for 2000 was $17.7 million, an increase of 10.9% compared to the $15.9 million reported in 1999. This increase was primarily due to the increase in interest rates. Prime rate increased 100 basis point in 2000.

Interest income in 2000 was $27.9 million, a $.4 million or a 1.5% increase over the $27.5 million recorded in 1999. The increase in interest income was the result primarily of rate increases in prime rate offset by a decrease in average loan totals. Average loans outstanding decreased 8.7% to $231.7 million in 2000 compared to $253.8 million in 1999. The yield on interest-earning assets increased 87 basis points to 10.17% from 9.30% in 1999. The yield on the loan portfolio, the Banks largest interest-earning asset, increased 97 basis points, from 9.89% to 10.86%.

Interest expense decreased in 2000 as we decreased deposits and other borrowings due to the decrease in loan totals discussed above. Interest expense was $10.2 million in 2000, compared to $11.6 million in 1999. The decrease in interest expense was primarily the result of a decrease in interest-bearing liabilities. Average interest-bearing liabilities decreased 8.6% to $225.2 million in 2000 compared to $246.4 million in 1999. A decrease in the cost of interest-bearing liabilities accounted for $608 or 46.1% of the total decrease in interest expense. Rates on interest bearing deposits decreased 14 basis points to 4.56% from 4.70% in 1999.

Interest rates played a significant role in the changes in net interest income in 2000. Our yield on interest-earning assets increased 87 basis points, while the yield on interest-bearing liabilities decreased 14 basis points. The net yield on interest-earning assets in 2000 increased 105 basis points to 6.43% compared to 5.38% in 1999.

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

In 2000, noninterest income was $16.7 million, a decrease of $7.3 million or 30.4% compared to the 1999 amount of $24.0 million. The majority of the decrease is attributable to our closing the Diamond Bar Mortgage Division and SBA Division and the $800,000 write-down and $1.1 million loss from sale of the assets retained in the 1999-1 securitization. Loans sold declined from $695 million in 1999 to $415 million in 2000.

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

NONINTEREST EXPENSE

Noninterest expense reflects our costs of products and services related to systems, facilities and personnel. The major components of noninterest expense stated as a percentage of average assets are as follows:

                                               2000          1999          1998
                                            -------       -------       -------
Salaries and Employee Benefits                 5.32%         5.72%         7.11%
Occupancy Expenses                              .63           .65           .60
Furniture and Equipment                         .61           .80           .74
Professional Fees and Outside Services          .71           .56           .65
OREO Expenses                                   .06           .06           .10
Commission and Loan Expenses                    .82           .47           .38
Office Expenses                                 .49           .58           .55
Other                                          1.47           .90          1.04
                                            -------       -------       -------
                                              10.11%         9.74%        11.17%
                                            =======       =======       =======

Noninterest expense was $32.8 million in 2000, a decrease of $1.1 million or 3.2% over the $33.9 million reported in 1999. The majority of this decrease is attributable to our closing of the Diamond Bar Mortgage Division and SBA Division. Professional fees and outside services have increased due to increased regulatory oversight and commission and loan expenses increased primarily due to the $1.6 million loss on sale of our indirect auto loan portfolio during the first quarter of 2000.

Noninterest expense was $33.9 million in 1999, an increase of $3.0 million or 9.7% over the $30.9 reported in 1998. The majority of this increase, $1.9 million, was from the expansion of facilities and equipment for our SBA and Mortgage Loan Divisions. Other expense categories increased in total amount but declined as a percentage of total assets.

INCOME TAXES

Income tax expense was $.4, $2.3, and $3.3 million for the years ended December 31, 2000, December 31, 1999, and December 31, 1998, respectively. These expenses resulted in an effective tax rate of 43.5% in 2000, 43.1% in 1999, and 44.3% in 1998. The increase in effective rate in 2000 and 1998 was due primarily to non-deductible merger expenses.

BALANCE SHEET ANALYSIS

INVESTMENT PORTFOLIO

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2000 (dollar amounts in thousands):

                                                                                December 31,
                                          ------------------------------------------------------------------------------------------
                                                          2000                            1999                      1998
                                          -------------------------------------- ------------------------- -------------------------
                                                                      Weighted
                                             Book        Market       Average       Book        Market        Book         Market
                                            Value         Value        Yield       Value         Value        Value        Value
                                          -----------  ------------  ----------- -----------  ------------ ------------  -----------
       Available-for-Sale Securities
U.S. Government and Agency Securities:
   Within One Year                          $     --      $     --                 $     --      $     --     $     --     $     --
   One to Five Years                              --            --                       --            --           --           --
   After Ten Years                                --            --                       --            --           --           --
                                            --------      --------                 --------      --------     --------     --------
   Total U.S. Government and
      Agency Securities                           --            --                       --            --           --           --

Municipal Securities -
   Five to Ten Years                              --            --                       --            --           --           --

Mutual Funds                                      --            --                       --            --        3,000        3,000
Mortgage Backed Securities                     5,768         5,768     9.90%          6,597         6,868        2,305        2,570
                                            --------      --------                 --------      --------     --------     --------

   Total Available-for-Sale Securities      $  5,768      $  5,768     9.90%       $  6,597      $  6,868     $  5,305     $  5,570
                                            ========      ========                 ========      ========     ========     ========

        Held-to-Maturity Securities
U.S. Treasuries:
   Within One Year                          $     --      $     --                 $    500      $    501     $  2,001     $  2,015
   One to Five Years                              --            --                       --            --          498          511
                                            --------      --------                 --------      --------     --------     --------
   Total U.S. Treasuries Securities               --            --                      500           501        2,499        2,526

U.S. Government and Agency Securities:
   Within One Year                               998           999     6.24%          3,013         2,987          994        1,001
   One to Five Years                          10,000         9,962     5.60%         10,995        10,755        7,035        7,029
   Five to Ten Years                              --            --                       --            --           --           --
   After Ten Years                                --            --                       --            --           --           --
                                            --------      --------                 --------      --------     --------     --------
   Total U.S. Government
      and Agency Securities                   10,998        10,961     5.66%         14,008        13,742        8,029        8,030

Municipal Securities:
   One to Five Years                              --            --                       --            --           --           --
   Five to Ten Years                              --            --                       --            --           --           --
                                            --------      --------                 --------      --------     --------     --------
   Total Municipal Securities                     --            --                       --            --           --           --

Mortgage Backed Securities                       165           165     6.83%            204           202          316          318
                                            --------      --------                 --------      --------     --------     --------

   Total Held-to-Maturity Securities        $ 11,163      $ 11,126     5.67%       $ 14,712      $ 14,445     $ 10,844     $ 10,874
                                            ========      ========                 ========      ========     ========     ========

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes. At December 31, 2000 and 1999, the carrying values of securities pledged to secure public deposits and other purposes were $11.2 million and $14.7 million, respectively.

LOANS HELD FOR SALE

We originate mortgage loans and SBA loans for sale to institutional investors. Loans held for sale decreased from $74.6 million at December 31, 1998, to $69.8 million at December 31, 1999 and to $22.4 million at December 31, 2000. Historically, we sold these loans within sixty (60) days of origination, but during 1998 the Bank began to warehouse and accumulate pools of loans to take advantage of short-term fluctuations in the market.

At December 31, 2000 and 1999, we were servicing approximately $242.8 million and $220.1 million, respectively, in SBA and other loans previously sold. In connection with a portion of these loans, the Company has capitalized approximately $2.9 million and $2.8 million in servicing assets at December 31, 2000 and 1999, respectively. Servicing assets are amortized over the estimated life of the serviced loan using a method that approximates the interest method. We evaluate the carrying value of the excess servicing receivables by estimating the excess future servicing income, based on our best estimate of the remaining loan lives.

We have also recorded interest-only strips receivable in connection with our loan sales and securitizations. These totaled $8.5 million in 2000 and $12.9 million at December 31, 1999.

See also Note C in the Consolidated Financial Statements for additional information on loans held for sale and key assumptions used to value retained interest in securitizations.

LOAN PORTFOLIO

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

                                                                          December 31,
                                              --------------------------------------------------------------------
                                                2000           1999          1998            1997          1996
                                              ---------      ---------      ---------      ---------      --------
Loans
   Commercial                                  $ 28,893       $ 52,695       $ 56,244       $ 36,359       $24,512
   Real Estate - Construction                    11,995          5,524          4,411          2,867         4,149
   Real Estate - Other                          120,535         98,010         82,235         84,792        71,799
   Consumer                                       4,072         40,446         22,309         14,984         5,559
                                              ---------      ---------      ---------      ---------      --------
         Total Loans                            165,495        196,675        165,199        139,002       106,019
   Net Deferred Loan Costs (Fees)                    74          2,209          1,255            471           173
   Allowance for Loan Losses                    ( 2,295)       ( 2,610)       ( 2,300)       ( 1,923)      ( 1,616)
                                              ---------      ---------      ---------      ---------      --------
         Net Loans                            $ 163,274      $ 196,274      $ 164,154      $ 137,550      $104,576
                                              =========      =========      =========      =========      ========

Commitments
   Standby Letters of Credit                    $ 1,236         $  839         $  360         $  371        $  203
   Undisbursed Loans and
      Commitments to Grant Loans                 22,612         28,060         21,627         18,521        14,843
                                              ---------      ---------      ---------      ---------      --------
         Total Commitments                     $ 23,848       $ 28,899       $ 21,987       $ 18,892       $15,046
                                              =========      =========      =========      =========      ========

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

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing distribution of the variable rate portion of the loan portfolio, including loans held for sale, at December 31, 2000:

                                     Over
                                   3 Months              Due after
           3 Months                 through             one year to             Due after
           or Less                 12 months             five years             five years                Total
         -----------              ----------            -----------             -----------            -----------
         $   133,261              $    8,352            $    19,216             $    25,887            $   186,716
         ===========              ==========            ===========             ===========

                         Loans on Non-Accrual                                                                1,292
                                                                                                       -----------
                         Total Loans, including Loans Held for Sale                                    $   188,008
                                                                                                       ===========

NONPERFORMING ASSETS

The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollar amounts in thousands):

                                                                    For the Year Ended December 31,
                                                       ----------------------------------------------------------
                                                         2000         1999         1998         1997       1996
                                                       -------      -------       -------     -------     -------
Loans 90 Days Past Due and Still
   Accruing                                            $    --      $   120       $   223     $    --       $ 122
Nonaccrual Loans                                         1,292        1,542         1,807       1,279       1,096
                                                       -------      -------       -------     -------     -------

Total Nonperforming Loans                                1,292        1,662         2,030       1,279       1,218

Other Real Estate Owned                                    858          277           971         924       1,661
                                                       -------      -------       -------     -------     -------

Total Nonperforming Assets                             $ 2,150      $ 1,939       $ 3,001     $ 2,203     $ 2,879
                                                       =======      =======       =======     =======     =======

Nonperforming Loans as a
    Percentage of Total Loans                            0.78%        0.84%         1.22%       1.88%       1.79%
Allowance for Loan Loss as a
    Percentage of Nonperforming Loans                  177.63%      157.04%       113.30%      81.86%      78.82%
Nonperforming Assets as a
    Percentage of Total Assets                           0.75%        0.55%         0.94%       1.75%       2.45%

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in our loans. The provision for loan losses was $600,000 in 2000 compared to $694,000 in 1999 and $775,000 in 1998.

The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

                                                                    For the Year Ended December 31,
                                                   ----------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                   --------      --------      --------      --------      --------
Outstanding Loans:
   Average for the Year                            $231,704      $253,771      $209,080      $155,588      $102,145
   End of the Year                                 $165,495      $196,675      $165,199      $139,002      $106,019
Allowance For Loan Losses:
Balance at Beginning of Year                       $  2,610      $  2,300      $  1,923      $  1,616      $  1,047
Actual Charge-Offs:
    Commercial                                           85           102           175           486           318
    Consumer                                            117           118           252            29            21
    Real Estate                                         829           298           101            20           192
                                                   --------      --------      --------      --------      --------
Total Charge-Offs                                     1,031           518           528           535           531
Less Recoveries:
    Commercial                                           21           123           140            33            19
    Consumer                                             18            10             7             7            11
    Real Estate                                          77             1             3            24             6
                                                   --------      --------      --------      --------      --------
Total Recoveries                                        116           134           150            64            36
                                                   --------      --------      --------      --------      --------
Net Loans Charged-Off                                   915           384           378           471           495
Provision for Loan Losses                               600           694           755           778           364
Allowance on Loans Acquired
   from BOW                                                            --            --            --           700
                                                   --------      --------      --------      --------      --------
Balance at End of Year                             $  2,295      $  2,610      $  2,300      $  1,923      $  1,616
                                                   ========      ========      ========      ========      ========
Ratios:
   Net Loans Charged-Off to Average
      Loans                                           0.39%         0.15%         0.18%         0.30%         0.48%
   Allowance for Loan Losses to Total
      Loans                                           1.39%         1.33%         1.39%         1.38%         1.87%
   Net Loans Charged-Off to Beginning
      Allowance for Loan Losses                      35.06%        16.70%        19.66%        29.15%        47.28%
   Net Loans Charged-Off to Provision
      for Loan Losses                               152.50%        55.33%        50.07%        60.54%       135.99%
   Allowance for Loan Losses to
      Nonperforming Loans                           177.63%       157.04%       113.30%       150.35%       132.68%

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

              December 31, 2000   December 31, 1999  December 31, 1998  December 31, 1997  December 31, 1996
              -----------------   -----------------  -----------------  -----------------  -----------------
                          Loan               Loan               Loan                Loan              Loan
               Amount   Percent   Amount   Percent   Amount   Percent   Amount    Percent  Amount   Percent
               ------   -------   ------   -------   ------   -------   ------    -------  ------   -------
Commercial     $  829      17.5%  $  960      26.8%  $  854      34.1%  $  657      26.2%  $  806      22.5%
Construction      241       7.2%     134       2.8%     100       2.7%      33       2.1%      65       6.9%
Real Estate       774      72.8%   1,034      49.8%   1,049      49.8%     873      61.0%     569      64.8%
Consumer          109       2.5%     267      20.6%      55      13.5%     139      10.8%      50       5.8%
Unallocated       342       n/a      215       n/a      242       n/a      221       n/a      126       n/a
               ------    ------   ------    ------   ------    ------   ------    ------   ------    ------

               $2,295     100.0%  $2,610     100.0%  $2,300     100.0%  $1,923     100.0%  $1,616     100.0%
               ======    ======   ======    ======   ======    ======   ======    ======   ======    ======

FUNDING

Deposits are our primary source of funds. At December 31, 2000, we had a deposit mix of 49.8% in time and savings deposits, 23.8% in money market and NOW deposits, and 26.4% in noninterest-bearing demand deposits. Our net interest income is enhanced by our percentage of noninterest-bearing deposits.

The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

                                                                         December 31,
                                              --------------------------------------------------------------------
                                                      2000                    1999                    1998
                                              -------------------     --------------------     -------------------
                                              Average     Average     Average      Average     Average     Average
                                              Balance      Rate       Balance        Rate      Balance      Rate
                                              --------    -------     --------     -------     --------    -------
Money Market and NOW Accounts                 $ 71,903      3.25%     $ 74,797       3.70%     $ 53,640      3.01%
Savings Deposits                                60,056      3.82%       87,566       4.65%       39,308      4.13%
TCD Less than $100,000                          51,258      6.04%       42,386       5.11%       51,997      5.43%
TCD $100,000 or More                            40,957      6.06%       39,963       6.27%       38,120      5.92%
                                              --------                --------                 --------

Total Interest-Bearing Deposits                224,174      4.55%      244,712       4.70%      183,065      4.54%

Noninterest-Bearing Demand Deposits             67,354       n/a        68,632        n/a        62,771       n/a
                                              --------                --------                 --------

Total Average Deposits                        $291,528      3.50%     $313,344       3.67%     $245,836      3.38%
                                              ========                ========                 ========

The scheduled maturity distribution of the Bank's time deposits of $100,000 or greater, as of December 31, 2000, were as follows (dollar amounts in thousands):

   Three Months or Less                                       $ 14,197
   Over Three Months to One Year                                22,645
   Over One Year to Three Years                                  1,932
                                                              --------
                                                              $ 38,774
                                                              ========

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

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, except for loans held for sale which we classifies as highly liquid based on historical sale patterns (dollar amounts in thousands):

                                                                   After        After One
                                                     Within      Three Months    Year But
                                                      Three      But Within       Within          After
                                                     Months       One Year      Five Years      Five Years        Total
                                                    --------     -----------    -----------     ----------       --------
Interest-Earning Assets:
   Interest Bearing Deposits                        $    111       $     --        $     --       $     --       $    111
   Federal Funds Sold                                 26,100             --              --             --         26,100
   Investment Securities and FHLB Stock                2,293            998          10,000          4,269         17,560
   Gross Loans                                       133,261          8,352          19,216         25,887        186,716
                                                    --------       --------        --------       --------       --------
                                                    $161,765       $  9,350        $ 29,216       $ 30,156       $230,487
                                                    ========       ========        ========       ========       ========

Interest-Bearing Liabilities:
   Money Market and NOW Deposits                    $ 60,523       $     --        $     --       $     --       $ 60,523
   Savings                                            44,795             --                                        44,795
   Time Deposits                                      32,408         43,562           5,885                        81,855
                                                    --------       --------        --------       --------       --------
                                                    $137,726       $ 43,562        $  5,885       $     --       $187,173
                                                    ========       ========        ========       ========       ========

   Interest Rate Sensitivity Gap                    $ 24,039       $(34,212)       $ 23,331       $ 30,156       $ 43,314
   Cumulative Interest Rate Sensitivity Gap         $ 24,039       $(10,173)       $ 13,158       $ 43,314       $ 86,628

   Ratios Based on Total Assets:
      Interest Rate Sensitivity Gap                     6.80%         (9.67%)          6.60%          8.53%         12.24%
      Cumulative Interest Rate Sensitivity Gap          6.80%         (2.88%)          3.72%         12.24%

Liquidity refers to our ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan clients and withdrawals from deposit accounts.

CAPITAL RESOURCES

Shareholders' equity at December 31, 2000 and 1999 was $29.2 million. Average shareholders' equity for 2000 was $29.4 million compared to $27.8 million in 1999. Shareholders' equity activity is primarily from net income of $578 in 2000 less a decline in other comprehensive income totaling $620.

Shareholders' equity at December 31, 1999 was $29.2 million, an increase of $2.3 million or 8.6% over $26.9 million at December 31, 1998. Average shareholders' equity for 1999 was $27.8 million compared to $24.2 million in 1998.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. At December 31, 1999, the Bank's capital exceeded the Tier 1 Capital and Leverage Ratio's minimum regulatory requirement and was below the minimum regulatory requirement for Total Capital. The Bank was considered to be under-capitalized at December 31, 1999, as defined in the regulations issued by the FDIC. The Bank's risk-based capital ratios, shown below as of December 31, 2000, have been computed in accordance with regulatory accounting policies (Our capital ratios are comparable to the Bank's).

                                       Minimum
                                     Requirements              Bank
                                   ----------------        -----------
   Tier 1 Capital                       4.00%                 9.30%
   Total Capital                        8.00%                 10.08%
   Leverage Ratio                       4.00%                 9.42%

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"(as amended in 2000 by SFAS No. 138). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement establishes the effective date of SFAS No. 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than year 2000, causing systems to fail to function or generate erroneous data.

The Company expended approximately $113,000 through the periods ended December 31, 1999 in connection with its year 2000 compliance program. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers.

SUMMARY OF QUARTERLY RESULTS

The following table summarizes quarterly operating results for 2000 and 1999.

                                                                       2000 Earnings by Quarter
                                                        ---------------------------------------------------
                                                           First         Second         Third        Fourth          Total
                                                        --------       --------      --------      --------       --------
   Interest Income                                      $  7,547       $  7,102      $  6,885      $  6,419       $ 27,953
   Interest Expense                                        2,990          2,624         2,445         2,208         10,267
                                                        --------       --------      --------      --------       --------
   Net Interest Income                                     4,557          4,478         4,440         4,211         17,686
   Provision for Loan Losses                                  50            150           200           200            600
                                                        --------       --------      --------      --------       --------
   Net Interest Income After Provision
      for Loan Losses                                      4,507          4,328         4,240         4,011         17,086
   Noninterest Income                                      5,122          4,289         4,906         2,411         16,728
   Noninterest Expense                                    10,018          7,841         7,383         7,549         32,791
                                                        --------       --------      --------      --------       --------
   Income Before Income Taxes                               (389)           776         1,763        (1,127)         1,023
   Income Taxes                                             (129)           349           749          (524)           445
                                                        --------       --------      --------      --------       --------
   Net Income                                           $   (260)      $    427      $  1,014      $   (603)      $    578
                                                        ========       ========      ========      ========       ========
   Net Income Per Share- Basic                          $  (0.10)      $   0.17      $   0.40      $  (0.24)      $   0.23
                                                        ========       ========      ========      ========       ========
   Net Income Per Share- Diluted                        $  (0.10)      $   0.17      $   0.40      $  (0.24)      $   0.23
                                                        ========       ========      ========      ========       ========

                                                                       1999 Earnings by Quarter
                                                        ---------------------------------------------------

                                                           First         Second         Third        Fourth          Total
                                                        --------       --------      --------      --------       --------
   Interest Income                                      $  6,492       $  6,446      $  7,192      $  7,398       $ 27,528
   Interest Expense                                        2,798          2,568         3,053         3,167         11,586
                                                        --------       --------      --------      --------       --------
   Net Interest Income                                     3,694          3,878         4,139         4,231         15,942
   Provision for Loan Losses                                 180             51           130           333            694
                                                        --------       --------      --------      --------       --------
   Net Interest Income After Provision
      for Loan Losses                                      3,514          3,827         4,009         3,898         15,248
   Noninterest Income                                      5,968          5,213         6,867         6,001         24,049
   Noninterest Expense                                     8,683          7,788         9,058         8,362         33,891
                                                        --------       --------      --------      --------       --------
   Income Before Income Taxes                                799          1,252         1,818         1,537          5,406
   Income Taxes                                              340            570           775           645          2,330
                                                        --------       --------      --------      --------       --------
   Net Income                                           $    459       $    682      $  1,043      $    892       $  3,076
                                                        ========       ========      ========      ========       ========
   Net Income Per Share- Basic                          $   0.18       $   0.27      $   0.41      $   0.35       $   1.21
                                                        ========       ========      ========      ========       ========
   Net Income Per Share- Diluted                        $   0.18       $   0.27      $   0.41      $   0.35       $   1.21
                                                        ========       ========      ========      ========       ========

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

There is market risk relating to the Company's fixed rate or term liabilities as well as its assets. For liabilities, the adverse exposure to market risk is to lower rates because the Company must continue to pay the higher rate until the end of the term. However, because the amount of fixed rate liabilities is significantly less that the fixed rate assets, and because the average maturity is substantially less for liabilities than for the assets, the market risk is not as great.

Net interest margin was 6.43% in 2000 compared to 5.38% in 1999 and 6.40% in 1998.

The following is a summary of the carrying amounts and estimated fair values of selected Company financial assets and liabilities at December 31, 2000 (amounts in thousands):

                                                        Carrying       Estimated
                                                         Amount       Fair Value
                                                        --------      ----------
Financial Assets:
   Securities                                           $ 16,931       $ 16,894
   Loans, Net of Allowance for Credit Losses            $163,274       $162,780
Financial Liabilities:
   Deposits                                             $254,325       $254,384

Other than a relatively small difference due to credit quality issues pertaining to loans, the difference between the carrying amount and the fair value is a measure of how much more or less valuable the Company's financial instruments are to it than when acquired. The net difference for interest-bearing financial assets is $0.6 million. The amount is not deemed to be significant compared to the outstanding balances taken as a whole.

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

The following table shows the estimated impact to net interest income for an instantaneous shift in various interest rates as of December 31, 2000 (the dollar change in net interest income represents the estimated change for the next 12 months):

                                                  Change in Net
               Change in Interest Rates         Interest Income
              --------------------------        ----------------
              +300 basis points                   $     2,179
              +200 basis points                         1,525
              +100 basis points                           738
              -100 basis points                          (841)
              -200 basis points                        (1,748)
              -300 basis points                        (2,329)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                          Page

Independent Auditors' Report                                                43

Consolidated Balance Sheets at December 31, 2000 and 1999            44 and 45

Consolidated Statements of Income for each of the Years
   in the Three-Year Period Ended December 31, 2000                         46

Consolidated Statements of Shareholders' Equity for each of the
   Years in the Three-Year Period Ended December 31, 2000                   47

Consolidated Statements of Cash Flows for each of the Years
   in the Three-Year Period Ended December 31, 2000                         48

Notes to Financial Statements                                    49 through 78

All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes hereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of BYL Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of BYL Bancorp and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BYL Bancorp and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

VAVRINEK, TRINE, DAY & CO., LLP

Laguna Hills, California
March 8, 2001

                           BYL BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                          (Dollar Amounts in Thousands)

                                                                               2000            1999
                                                                            ---------       ---------
ASSETS

Cash and Due from Banks                                                     $  30,370       $  34,119
Federal Funds Sold                                                             26,100              --
                                                                            ---------       ---------
                                       TOTAL CASH AND CASH EQUIVALENTS         56,470          34,119

Interest-Bearing Deposits                                                         111             100

Investment Securities
   Available for Sale                                                           5,768           6,868
   Held to Maturity                                                            11,163          14,712
                                                                            ---------       ---------
                                           TOTAL INVESTMENT SECURITIES         16,931          21,580

Federal Home Loan Bank Stock, at Cost                                             629           1,113

Loans Held for Sale                                                            22,439          69,756

Loans
   Commercial                                                                  28,893          52,695
   Real Estate - Construction                                                   11,995           5,524
   Real Estate - Other                                                        120,535          98,010
   Consumer                                                                     4,072          40,446
                                                                            ---------       ---------
                                                           TOTAL LOANS        165,495         196,675
   Net Deferred Loan Costs                                                         74           2,209
   Allowance for Loan Losses                                                   (2,295)         (2,610)
                                                                            ---------       ---------
                                                             NET LOANS        163,274         196,274

Premises and Equipment                                                          5,770           6,447
Other Real Estate Owned                                                           858             277
Cash Surrender Value of Life Insurance                                          2,290           2,196
Deferred Tax Assets                                                             3,180           1,804
Goodwill                                                                        1,204           1,324
Interest-Only Strips Receivable and Servicing Assets                           11,340          15,659
Accrued Interest and Other Assets                                               1,902           3,087
                                                                            ---------       ---------

                                                                            $ 286,398       $ 353,736
                                                                            =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                          (Dollar Amounts in Thousands)

                                                                               2000            1999
                                                                            ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                               $  67,152       $  66,619
   Money Market and NOW                                                        60,523          73,193
   Savings                                                                     44,795          79,983
   Time Deposits Under $100,000                                                43,081          56,750
   Time Deposits $100,000 and Over                                             38,774          46,428
                                                                            ---------       ---------
                                                        TOTAL DEPOSITS        254,325         322,973

Accrued Interest and Other Liabilities                                          2,888           1,563
                                                                            ---------       ---------
                                                     TOTAL LIABILITIES        257,213         324,536

Commitments and Contingencies - Note E and K

Shareholders' Equity
   Preferred Shares - Authorized 25,000,000
      Shares; None Outstanding
   Common Shares - Authorized 50,000,000
      Shares; Issued and Outstanding 2,542,568
      in 2000 and 2,537,102 Shares in 1999                                     12,815          12,788
   Retained Earnings                                                           16,496          15,918
   Accumulated Other Comprehensive Income                                        (126)            494
                                                                            ---------       ---------
                                            TOTAL SHAREHOLDERS' EQUITY         29,185          29,200
                                                                            ---------       ---------

                                                                            $ 286,398       $ 353,736
                                                                            =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999, and 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                             2000         1999         1998
                                                           -------      -------      -------
INTEREST INCOME
   Interest and Fees on Loans                              $25,172      $25,093      $22,057
   Interest on Investment Securities                         1,512        1,310        1,119
   Other Interest Income                                     1,269        1,125          840
                                                           -------      -------      -------
                                TOTAL INTEREST INCOME       27,953       27,528       24,016

INTEREST EXPENSE
   Interest on Money Market and NOW                          2,335        2,764        1,613
   Interest on Savings Deposits                              2,292        4,076        1,622
   Interest on Time Deposits                                 5,578        4,670        5,081
   Interest on Other Borrowings                                 62           76           90
                                                           -------      -------      -------
                               TOTAL INTEREST EXPENSE       10,267       11,586        8,406
                                                           -------      -------      -------

                                  NET INTEREST INCOME       17,686       15,942       15,610

Provision for Credit Losses                                    600          694          755
                                                           -------      -------      -------
                            NET INTEREST INCOME AFTER
                           PROVISION FOR LOAN  LOSSES       17,086       15,248       14,855

NONINTEREST INCOME
   Net Servicing and Interest-Only Strip Income              1,985        1,817          662
   Net Gain on Sale and Securitization of Loans             12,116       19,563       19,724
   Service Charges, Fees, and Other Income                   2,627        2,669        3,022
                                                           -------      -------      -------
                                                            16,728       24,049       23,408
                                                           -------      -------      -------
                                                            33,814       39,297       38,263
NONINTEREST EXPENSE
   Salaries and Employee Benefits                           17,262       19,906       19,662
   Occupancy Expenses                                        2,033        2,287        1,645
   Furniture and Equipment                                   1,966        2,798        2,032
   Other Expenses                                           11,530        8,900        7,531
                                                           -------      -------      -------
                                                            32,791       33,891       30,870
                                                           -------      -------      -------
                           INCOME BEFORE INCOME TAXES        1,023        5,406        7,393
Income Taxes                                                   445        2,330        3,277
                                                           -------      -------      -------

                                           NET INCOME      $   578      $ 3,076      $ 4,116
                                                           =======      =======      =======
Per Share Data
   Net Income - Basic                                      $  0.23      $  1.21      $  1.63
   Net Income - Diluted                                    $  0.23      $  1.21      $  1.55

The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999, and 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                      Common Shares                                    Accumulated
                                                -----------------------                                   Other
                                                 Number of              Comprehensive    Retained      Comprehensive
                                                  Shares      Amount       Income        Earnings         Income
                                                -----------  ---------- ------------- ------------- ---------------
Balance at January 1, 1998                       2,503,171     $12,622                   $   9,955         $   (27)

Comprehensive Income:
   Net Income                                                              $   4,116         4,116
   Other Comprehensive Income - Unrealized
      Gain on Available-for-Sale Securities,
      Net of Taxes of $116                                                       183                           183
   Unrealized Gain on Interest-Only
       Strips Net of Taxes of $256                                               364                           364
                                                                           ----------
                  Total Comprehensive Income                               $   4,663
                                                                           ==========
Cash in Lieu of Fractional Shares from
   Merger with DNB                                                                              (2)
Dividends on Common                                                                           (467)
Exercise of Stock Options                           28,131         138
                                                 ---------     -------                   ---------         -------
Balance at December 31, 1998                     2,531,302      12,760                      13,602             520

Comprehensive Income:
   Net Income                                                              $   3,076         3,076
   Other Comprehensive Income - Unrealized
      Gain on Available-for-Sale Securities,
      Net of Taxes of $2                                                           3                             3
   Unrealized Loss on Interest-Only
       Strips Net of Taxes of $21                                                (29)                          (29)
                                                                           ----------
                  Total Comprehensive Income                               $   3,050
                                                                           ==========
Dividends on Common                                                                           (760)
Exercise of Stock Options                            5,800          28
                                                 ---------     -------                   ---------         -------
Balance at December 31, 1999                     2,537,102      12,788                      15,918             494

Comprehensive Income:
   Net Income                                                              $     578           578
   Other Comprehensive Income - Unrealized
      Loss on Available-for-Sale Securities,
      Net of Taxes of $308                                                      (441)                         (441)
   Add Reclassification Adjustment for Loss
      Included in Net Income, net of Taxes of $196                               282                           282
   Unrealized Loss on Interest-Only
       Strips Net of Taxes of $902                                            (1,277)                       (1,277)
   Add Reclassification Adjustment for Loss
      Included in Net Income, net of Taxes of $576                               816                           816
                                                                           ---------
                    Total Comprehensive Loss                               $     (42)
                                                                           =========
Exercise of Stock Options                            5,466          27
                                                 ---------     -------                   ---------         -------

Balance at December 31, 2000                     2,542,568     $12,815                   $  16,496         $  (126)
                                                 =========     =======                   =========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

OPERATING ACTIVITIES                                                          2000           1999            1998
                                                                           ---------       ---------       ---------
   Net Income                                                              $     578       $   3,076       $   4,116
   Adjustments to Reconcile Net Income
     to Net Cash Provided (Used) by Operating Activities:
       Depreciation and Amortization                                           4,238           3,622           1,920
       Deferred Income Taxes                                                    (939)             57            (496)
       Loans Originated for Sale                                            (367,581)       (690,108)       (336,685)
       Proceeds from Loan Sales                                              425,430         701,551         319,630
       Gain on Sale of Loans                                                 (12,116)        (19,563)        (19,724)
       Provision for Loan Losses                                                 600             694             755
       Write Down of Available-for-Sale Securities                               478              --              --
       Write Down of Interest-Only Strips Receivable                           1,392              --              --
       Other Real Estate Owned Losses                                             75              72             220
       Other Items - Net                                                       1,180           1,995          (5,784)
                                                                           ---------       ---------       ---------
                                          NET CASH PROVIDED (USED)
                                          BY OPERATING ACTIVITIES             53,335           1,396         (36,048)
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits                                       (11)           (100)          3,419
   Purchases of Available-for-Sale Securities                                     --            (236)         (1,894)
   Purchases of Held-to-Maturity Securities                                  (20,006)        (10,994)        (10,551)
   Proceeds from Maturities and Sale of Available-for-Sale Securities            899           3,452          18,683
   Proceeds from Maturities of Held-to-Maturity Securities                    23,538           7,108           2,663
   Proceeds from Sale of Interest-Only Strips                                  3,003              --              --
   Net Change in Loans                                                        30,411         (33,022)        (28,838)
   Proceeds from Sales of Other Real Estate Owned                                824             830           1,212
   Purchases of Premises and Equipment                                        (1,386)         (2,294)         (2,184)
   Proceeds from Sale of Premises and Equipment                                  365              30              82
                                                                           ---------       ---------       ---------
                                          NET CASH PROVIDED (USED)
                                          BY INVESTING ACTIVITIES             37,637         (35,226)        (17,408)
FINANCING ACTIVITIES
   Net Change in Demand Deposits and Savings Accounts                        (47,325)         20,624          67,451
   Net Change in Time Deposits                                               (21,323)         15,143          11,820
   Net Change Short-Term Borrowings                                               --              --          (4,000)
   Reductions in Long-Term Debt                                                   --              --            (465)
   Proceeds from Exercise of Stock Options                                        27              28             138
   Dividends Paid                                                                 --            (760)           (467)
                                                                           ---------       ---------       ---------
                                          NET CASH PROVIDED (USED)
                                          BY FINANCING ACTIVITIES            (68,621)         35,035          74,477
                                                                           ---------       ---------       ---------

                                                 INCREASE IN CASH
                                             AND CASH EQUIVALENTS             22,351           1,205          21,021
Cash and Cash Equivalents at Beginning of Year                                34,119          32,914          11,893
                                                                           ---------       ---------       ---------
                                        CASH AND CASH EQUIVALENTS
                                                   AT END OF YEAR          $  56,470       $  34,119       $  32,914
                                                                           =========       =========       =========
Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                           $  10,381       $  11,495       $   8,338
   Income Taxes Paid                                                       $     742       $   2,470       $   4,237

The accompanying notes are an integral part of these consolidated financial statements.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of BYL Bancorp and its subsidiary, BYL Bank Group ("the Bank"), collectively referred to herein as the "Company".

Nature of Operations

The Bank operates seven retail branches in Orange and Riverside County, California. It also operates a Small Business Administration ("SBA") loan department and a mortgage loan department. The Bank's primary source of revenue is providing loans to customers for both retention in the Bank's loan portfolio as well as sales to other institutional investors.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank. The Bank complied with the reserve requirements as of December 31, 2000.

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

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

For impairment recognized in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Securitizations and Loan Sales

The Company sells the guaranteed portion of SBA loans and securitizes certain unguaranteed commercial loans and the unguaranteed portion of SBA loans. To calculate the gain (loss) on sale of loans, the Company's investment in the loan is allocated among the retained portion of the loan, subordinated certificates, the servicing retained, the interest-only strip, and the sold portion of the loan, based on the relative fair value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. To obtain fair values, quoted market prices are used if available. If fair value quotes are unavailable, the Company estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - credit loss, prepayment speed and discount rates commensurate with the risks involved. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable which are classified as interest-only strips receivable available for sale and are carried at fair value.

Actual prepayment rates may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of these factors varies depending on the types of loans. Estimated prepayment rates are based on management's expectations of future prepayments, and, while management believes that the term of amortization and market interest rate on the variable rate loans somewhat reduce the prepayment risk, there can be no assurance that management's prepayment estimates are accurate. If the actual prepayment rate or actual losses for loans sold is higher than projected at the time such loans were sold, the carrying value of the servicing asset and or I/O strip may be considered impaired and be reduced by a charge to earnings if an impairment is considered "other than temporary". If the actual prepayment rate for loans sold is lower than estimated, the carrying value of the servicing asset is not increased, although the total future cash flow income would exceed previously estimated amounts.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Company performs quarterly detailed reviews to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. This systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Loan Losses - Continued

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

Forward commitments to sell, and put options on mortgage-backed securities are used to reduce interest rate risk on a portion of loans held for sale and anticipated loan fundings. The resulting gains and losses on forward commitments are deferred and included in the carrying values of loans held for sale. Premiums on put options are capitalized and amortized over the option period. Gains and losses on forward commitments and put options deferred against loans held for sale approximately offset equivalent amounts of unrecognized gains and losses on the related loans. Forward commitments to sell and put options on mortgage-backed securities that hedge anticipated loan funding are not reflected in the consolidated statement of financial condition. Gains and losses on these instruments are not recognized until the actual sale of the loans held for sale. Loans generally fund in 10 to 30 days from the date of commitment. The Company no longer utilizes these activities to reduce interest rate risk.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

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

Current Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"(as amended in 2000 by SFAS No. 138). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement establishes the effective date of SFAS No. 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

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

NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                                Gross          Gross
                                                 Amortized    Unrealized     Unrealized
                                                   Cost         Gains         (Losses)      Fair Value
                                                 --------      --------       --------      ----------
Available-for-Sale Securities:
   December 31, 2000:
      Mortgage-Backed Securities                 $  5,768      $     --       $     --       $  5,768
                                                 ========      ========       ========       ========

   December 31, 1999:
      Mortgage-Backed Securities                 $  6,597      $    271       $     --       $  6,868
                                                 ========      ========       ========       ========

Held-to-Maturity Securities:
   December 31, 2000:
      U.S. Government and Agency Securities      $ 10,998      $      1       $    (38)      $ 10,961
      Mortgage-Backed Securities                      165            --             --            165
                                                 --------      --------       --------       --------

                                                 $ 11,163      $      1       $    (38)      $ 11,126
                                                 ========      ========       ========       ========

   December 31, 1999:
      U.S. Treasury                              $    500      $      1       $     --       $    501
      U.S. Government and Agency Securities        14,008            --           (266)        13,742
      Mortgage-Backed Securities                      204            --             (2)           202
                                                 --------      --------       --------       --------

                                                 $ 14,712      $      1       $   (268)      $ 14,445
                                                 ========      ========       ========       ========

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE B - INVESTMENT SECURITIES - Continued

The gross unrealized gain of $271 on available-for-sale securities is included in accumulated other comprehensive income at December 31, 1999, net of taxes of $111.

During 2000, the Company wrote down the available-for-sale mortgage-back securities and recorded a loss of $478. The write down reflected the permanent decline in value resulting from a sale that closed on January 17, 2001. During 1998, the Company received $1,504 in proceeds and recorded a loss of $39 from the sale of investment securities. The Company did not sell any investment securities for the years ended December 31, 2000 and 1999.

Investment securities carried at $11,163 and $14,712 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and other purposes as required by law.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2000, were as follows:

                                 Available-for-Sale         Held-to-Maturity
                                --------------------     ---------------------
                                Amortized      Fair      Amortized      Fair
                                  Cost        Value         Cost        Value
                                -------      -------      -------      -------
Due In One Year or Less         $    --      $    --      $   998      $   999
Due from One to Five Years           --           --       10,000        9,962
Mortgage-Backed Securities        5,768        5,768          165          165
                                -------      -------      -------      -------

                                $ 5,768      $ 5,768      $11,163      $11,126
                                =======      =======      =======      =======

NOTE C - LOANS HELD FOR SALE

The Bank originates mortgage and SBA loans for sale to institutional investors. A substantial portion of the Bank's revenues are from origination of loans guaranteed by the Small Business Administration under its Section 7 program and sale of the guaranteed portions of those loans. Funding for the Section 7 program depends on annual appropriations by the U.S. Congress.

At December 31, 2000 and 1999, the Bank was servicing approximately $242,843 and $220,120, respectively, in loans previously sold.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE C - LOANS HELD FOR SALE - Continued

A summary of the changes in the servicing assets and interest-only strips receivable is as follows:

                                                             Servicing Assets
                                                    --------------------------------------
                                                        2000           1999           1998
                                                    --------       --------       --------
Balance at Beginning of Year                        $  2,803       $  2,479       $  1,920
Increase from Loan Sales                                 948          1,045            968
Amortization and Prepayments Charged to Income          (466)          (721)          (409)
Increase in Valuation Allowance                         (401)            --             --
                                                    --------       --------       --------

Balance at End of Year                              $  2,884       $  2,803       $  2,479
                                                    ========       ========       ========

                                                        Interest-Only Strips Receivable
                                                    --------------------------------------
                                                      2000           1999           1998
                                                    --------       --------       --------

Balance at Beginning of Year                        $ 12,286       $  5,926       $    644
Increase from Loan Sales                               2,305          7,224          5,437
Amortization and Prepayments Charged to Income        (1,524)          (864)          (155)
Writedown of Interest-Only Strips Receivable          (1,392)            --             --
Sale of Interest-Only Strips Receivable               (3,003)            --             --
                                                    --------       --------       --------

Balance at End of Year                              $  8,672       $ 12,286       $  5,926
                                                    ========       ========       ========

Unrecognized Gain (Loss) at End of Year             $   (216)      $    570       $    620

The unrecognized gain (loss) on interest-only strips receivable of $(216) and $570 is included in accumulated other comprehensive income, net of taxes of $90 and $236 at December 31, 2000 and 1999, respectively.

The estimated fair value of the servicing assets was approximately $2,884 at December 31, 2000. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A direct write down is recorded where the fair value is below the carrying amount of a specific servicing asset.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE C - LOANS HELD FOR SALE - Continued

Included in the above Interest-Only Strips Receivable are retained interest in securitized assets ("RISA"), which has been capitalized upon the securitization of $43,000 of the unguaranteed portion of SBA loans in 1998 ("1998-1") and $60,000 of commercial real estate loans in 1999 ("1999-1"). The RISA represents the present value of the estimated future earnings to be received by the company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the loans sold and the certificate rate paid to the investors less contractually specified servicing and costs and projected credit losses, after giving effect to estimated prepayments. The Company utilized prepayment rates for the 1998 securitization of 12% in 1998 and 15.3% in 1999. The prepayment rate for the 1999 securitization is 5% for the first sixty months and 15% thereafter. Annual net credit loss assumptions utilized for the 1998 and 1999 securitization transactions ranged from .25% to .50%. The Company used a discount rate during 1998 and 1999 of 125 to 525 basis points over the certificate rates paid to investors at the time of securitization in discounting future earnings.

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

During the second quarter of 2000 the Company increased the discount rate used to fair value the RISA by approximately 300 basis points and recorded a $800 permanent decline in value on its 1999-1 RISA. During the third quarter the Company sold 59% of its 1999-1 RISA for $3,003. On January 8, 2001, in an arms length transaction, the Company sold the remaining balance of the 1999-1 RISA to a group of directors for $1,339 and wrote down the RISA by $592 in 2000 to reflect the permanent decline in value resulting from sale. As of December 31, 2000 the 1999-1 RISA was carried at net realizable value.

During 2000 the Company received cash flows from the RISA's trusts of $1,885 on the interest only strip receivable and $363 in servicing income.

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. No losses have occurred from securitized loans. The static losses for the unguaranteed portion of SBA loans securitized are 1.63%, 1.39% and 3.15% at December 31, 2000, 1999, and 1998, respectively.

                            BY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE C - LOANS HELD FOR SALE - Continued

At December 31, 2000, key economic assumptions used to fair value the RISA for the 1998-1 unguaranteed portion of SBA loans securitized, along with the decline in the RISA due to an immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                         SBA
                                                                        Loans
                                                                        1998-1
                                                                      ----------

Carrying Value of Retained Interest - Fair Value                       $  3,733
Weighted-Average Life (in years)                                           10.7
Prepayment Speed Assumption (annual rate)                                14.44%
Decline in Fair Value from a 10% Adverse Change                              80
Decline in Fair Value from a 20% Adverse Change                             158
Expected Credit Losses (annual rate)                                      0.40%
Decline in Fair Value from a 10% Adverse Change                              40
Decline in Fair Value from a 20% Adverse Change                              81
Discount Rate (annual rate)                                              13.28%
Decline in Fair Value from a 10% Adverse Change                             167
Decline in Fair Value from a 20% Adverse Change                             319

The decline in fair value due to changes in the assumptions are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increase credit losses), which might magnify or counteract the sensitivities.

                            BY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE C - LOANS HELD FOR SALE - Continued

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations as of December 31, 2000. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the rates paid to the investors, less the contractually specified servicing fee of .40% and costs, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                                                                               2000           1999
                                                                             --------       --------
Estimated Net Undiscounted RISA Earnings                                     $  7,716       $ 19,475
Off Balance Sheet Allowance for Losses                                           (700)        (1,864)
Discount to Present Value                                                      (3,283)        (6,966)
                                                                             --------       --------

Retained Interest in Securitized Assets                                      $  3,733       $ 10,645
                                                                             ========       ========

Outstanding Balance of Loans Sold Through Securitizations                    $ 29,440       $ 94,297
                                                                             ========       ========

The following table presents the total loans being serviced for the unguaranteed portion of SBA loans sold through the 1998-1 securitization along with the guaranteed portion being serviced and related past due loans as of December 31, 2000 and credit losses for the year ended December 31, 2000.

                                                                                              2000
                                                                                            --------
Loans Sold through Securitization Serviced by  the Company                                  $ 29,440
Guaranteed portion Sold on Secondary Market and Serviced by the Company                       62,434
Loans Remaining on Balance Sheet                                                                 322
                                                                                            --------

Total Loans Related to Securitization being Managed by the Company                          $ 92,196
                                                                                            ========

Loans Past Due over 60 Days                                                                 $  1,624

Net Losses on Above Loans for the Year                                                      $     --

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

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

A summary of the changes in the allowance for loan losses as of December 31 follows:

                                                      2000          1999          1998
                                                   -------       -------       -------
Balance at Beginning of Year                       $ 2,610       $ 2,300       $ 1,923
Additions to the Allowance Charged to Expense          600           694           755
Recoveries on Loans Charged Off                        116           134           150
                                                   -------       -------       -------
                                                     3,326         3,128         2,828
Less Loans Charged Off                              (1,031)         (518)         (528)
                                                   -------       -------       -------

                                                   $ 2,295       $ 2,610       $ 2,300
                                                   =======       =======       =======

The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                      2000          1999          1998
                                                   -------       -------       -------

Recorded Investment in Impaired Loans              $ 1,292       $ 1,542       $ 1,806

Related Allowance for Impaired Losses              $   180       $   243       $   289

Average Recorded Investment in Impaired Loans      $ 2,074       $ 2,349       $ 2,102

Interest Income Recognized from Cash Payments      $    --       $    --       $    --

Loans having carrying values of $1,479, $725, and $1,479 were transferred to other real estate owned in 2000, 1999 and 1998, respectively. During 1999 loans totaling $517 were made to facilitate the sale of other real estate owned.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                                            2000           1999
                                                        --------       --------

Land                                                    $    943       $    943
Buildings                                                  2,107          2,091
Leasehold Improvements                                     1,585          1,685
Furniture, Fixtures, and Equipment                         8,005          7,584
                                                        --------       --------
                                                          12,640         12,303
Less Accumulated Depreciation and Amortization            (6,870)        (5,856)
                                                        --------       --------

                                                        $  5,770       $  6,447
                                                        ========       ========

The Bank has entered into various operating lease agreements, primarily covering its branch locations. These agreements expire at various times through the year 2005.

The approximate future minimum annual payments for these leases by year are as follows:


                                2001          $ 1,107
                                2002              856
                                2003              650
                                2004              152
                                2005               76
                                              -------

                                              $ 2,841
                                              =======

The minimum rental payments shown above represent the existing lease obligations, are not a forecast of future rental expense, and do not include sublease income.

Total rental expense included in occupancy expense and furniture and equipment expense was approximately $955 in 2000, $1,526 in 1999, and $987 in 1998.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE F - DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits are as follows:

                          2001                         $ 75,970
                          2002                            4,445
                          2003                            1,362
                          2004 through 2005                  78
                                                       --------

                                                       $ 81,855
                                                       ========

NOTE G - OTHER EXPENSES

A summary of other expenses for the years ended December 31 is as follows:

                                                     2000         1999         1998
                                                 --------       ------      -------
Regulatory Assessments                           $    544       $   61      $    58
Other Real Estate Owned                               202          226          288
Professional Fees and Outside Services              2,299        1,965        1,792
Loan Expenses                                       2,674        1,649        1,047
Office Expenses                                     1,586        2,016        1,527
Write Down of Available for Sale Securities           478           --           --
Other                                               3,747        2,983        2,819
                                                 --------       ------      -------

                                                 $ 11,530       $8,900      $ 7,531
                                                 ========       ======      =======

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE H - INCOME TAXES

The provisions for income taxes included in the statements of income consist of the following:

                                             2000          1999        1998
                                           --------       ------      -------
Current:
   Federal                                 $  1,005       $1,704      $ 2,723
   State                                        379          569        1,050
                                           --------       ------      -------
                                              1,384        2,273        3,773

Deferred                                       (939)          57         (496)
                                           --------       ------      -------

                                           $    445       $2,330      $ 3,277
                                           ========       ======      =======

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company's principal differences are from loan loss provision accounting, loan sales, and depreciation differences.

The following is a summary of the components of the deferred tax asset account recognized in the accompanying consolidated balance sheets:

                                                           2000          1999
                                                         -------       -------
Deferred Tax Assets:
   Allowance for Loan Losses                             $   724       $   763
   Other Real Estate Writedowns                               49            91
   Gain on Sale of Loans                                     385         1,098
   California Franchise Tax                                  108           196
   Unrealized Losses on Securities and Other Assets           90            --
   Other Assets/Liabilities                                1,848           160
                                                         -------       -------
                                                           3,204         2,308
Deferred Tax Liabilities:
   Unrealized Gains on Securities and Other Assets            --          (347)
   Premises and Equipment                                    (24)         (157)
                                                         -------       -------
                                                             (24)         (504)
                                                         -------       -------

Net Deferred Tax Assets                                  $ 3,180       $ 1,804
                                                         =======       =======

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

NOTE H - INCOME TAXES - Continued

A comparison of the federal statutory income tax rates to the Company's effective income tax rates for the years ended December 31 follows:

                                                            2000                      1999                        1998
                                                    -------------------       ---------------------       ---------------------
                                                    Amount        Rate        Amount          Rate        Amount          Rate
                                                    -------     -------       -------       -------       -------       -------
Federal Tax Rate                                    $   348        34.0%      $ 1,838          34.0%      $ 2,514          34.0%
California Franchise Taxes,
   Net of Federal Tax Benefit                            74         7.2           387           7.1           536           7.3
Tax Savings from Exempt
   Interest                                             (43)       (4.2)          (42)         (0.8)          (44)         (0.6)
Merger Expenses                                         136        13.3            --            --           222           3.0
Other Items - Net                                       (70)       (6.8)          147           2.8            49           0.6
                                                    -------     -------       -------       -------       -------       -------

Bank's Effective Rate                               $   445        43.5%      $ 2,330          43.1%      $ 3,277          44.3%
                                                    =======     =======       =======       =======       =======       =======

NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute EPS:

                                              2000                       1999                       1998
                                     ----------------------     ----------------------      ----------------------
                                      Income        Shares       Income        Shares        Income       Shares
                                      -------     ---------     --------     ---------      --------     ---------
Net Income as Reported                $   578                   $  3,076                    $  4,116
Weighted Average Shares
   Outstanding During the Year                    2,538,624                  2,534,053                   2,520,828
                                      -------     ---------     --------     ---------      --------     ---------
              Used in Basic EPS           578     2,538,624        3,076     2,534,053         4,116     2,520,828
Dilutive Effect of
   Outstanding Stock Options                          2,464                     17,556                     135,410
                                      -------     ---------     --------     ---------      --------     ---------
           Used in Dilutive EPS       $   578     2,541,088     $  3,076     2,551,609      $  4,116     2,656,238
                                      =======     =========     ========     =========      ========     =========

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE J - EMPLOYEE BENEFITS

The Bank has a salary deferral 401(k) Plan that covers substantially all employees. The Bank contributed matching funds at its option, which amounted to $359, $381, and $302 in 2000, 1999 and 1998, respectively.

The Bank has entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $2,496, payable in equal annual installments for ten years from the death or retirement dates of each participating officer. The obligations for these agreements are funded by single premium life insurance policies, with cash surrender values aggregating approximately $2,290 and $2,196 at December 31, 2000 and 1999, respectively. As of December 31, 2000, 1999, and 1998, approximately $292, $216, and $152, respectively, has been accrued in conjunction with these agreements.

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

As of December 31, 2000, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

            Commitments to Extend Credit      $22,612
            Standby Letter of Credit            1,236
                                              -------

                                              $23,848
                                              =======

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

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

The following is an analysis of the activity of all such loans:

                                                          2000             1999
                                                       -------          -------

Beginning Balance                                      $ 2,781          $ 2,241
Credits Granted, Including Renewals                         --            1,033
Repayments                                                (972)            (493)
                                                       -------          -------

Ending Balance                                         $ 1,809          $ 2,781
                                                       =======          =======

The Bank leases its main Riverside facility from a partnership comprised of two of its directors. The initial term of the lease started in 1982 and expires in 2002, with two successive ten year options. Monthly rental expense, currently at $15, is adjusted for cost of living increases every three years. The Bank also pays its pro-rata share of taxes and common operating expenses.

As described in Note C, a group of directors, in an arms length transaction, purchased the remaining interest in the 1999 RISA for $1,339.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 4.5% in 1998, volatility of 28% in 1998 and expected lives of five years. The weighted-average fair value of options granted during 1998 was $5.22.

A summary of the status of the Company's fixed stock option plan as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:


                                                 2000                     1999                      1998
                                       -----------------------   -----------------------   ------------------------
                                                    Weighted                  Weighted                   Weighted
                                                     Average                   Average                   Average
                                                    Exercise                  Exercise                   Exercise
                                         Shares       Price        Shares       Price        Shares       Price
                                       -----------  ----------   -----------  ----------   -----------  -----------
Outstanding at Beginning of Year          404,102     $ 12.88       413,102     $ 12.80       288,700      $  9.56
Options Granted                                --          --            --          --       152,533        17.47
Options Exercised                          (5,466)       4.88        (5,800)       4.88       (28,131)        4.88
Options Forfeited                         (86,950)      15.31        (3,200)      17.38            --           --
                                       -----------               -----------               -----------

Outstanding at End of Year                311,686       12.34       404,102       12.88       413,102        12.80
                                       ===========               ===========               ===========

Options Exercisable at Year-End           250,646       11.08       284,636       10.95       203,052         9.31
Weighted-Average
   Fair Value of Options
   Granted During the Year                             $   --                    $   --                    $  5.22

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

NOTE M - STOCK OPTION PLAN - Continued

The following table summarizes information about fixed options outstanding at December 31, 2000:

                                           Options Outstanding                          Options Exercisable
                          -------------------------------------------------------  -------------------------------
                                                  Weighted-          Weighted                         Weighted-
                                                   Average            Average                          Average
       Exercise               Number              Remaining          Exercise          Number          Exercise
         Price            Outstanding         Contractual Life         Price         Exercisable        Price
------------------------  ----------------   --------------------  --------------  ----------------  -------------
         $4.88                     76,735         1.8 years        $       4.88             76,735    $     4.88
      $12 to $13                  133,218         5.9 years        $      12.70            133,218    $    12.70
      $17 to $21                  101,733         7.2 years        $      17.48             40,693    $    17.48
                          ----------------                                         ----------------

                                  311,686         5.3 years                                250,646
                          ================                                         ================

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the following pro forma amount:

                                                                  2000                1999               1998
                                                              --------------      -------------      -------------
Net Income:
   As Reported                                                       $  578            $ 3,076            $ 4,116
   Pro Forma                                                         $  409            $ 2,703            $ 3,888

Per Share Data:
   Net Income - Basic
      As Reported                                                    $  .23            $  1.21            $  1.63
      Pro Forma                                                      $  .16            $  1.07            $  1.54
   Net Income - Diluted
      As Reported                                                    $  .23            $  1.21            $  1.55
      Pro Forma                                                      $  .16            $  1.06            $  1.46

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31, 2000 and 1999 is summarized as follows:

                                                                              December 31,
                                                       ------------------------------------------------------------
                                                                    2000                          1999
                                                       ----------------------------    ----------------------------
                                                         Carrying         Fair           Carrying         Fair
                                                          Value          Value            Value          Value
                                                       -------------  -------------    -------------  -------------
Financial Assets:
   Cash and Due From Banks                                 $ 30,370       $ 30,370         $ 34,119       $ 34,119
   Federal Funds Sold                                        26,100         26,100               --             --
   Interest-Bearing Deposits                                    111            111              100            100
   Investment Securities                                     16,931         16,894           21,580         21,313
   Federal Home Loan Bank Stock, at Cost                        629            629            1,113          1,113
   Loans Held for Sale                                       22,439         23,337           69,756         71,849
   Loans, net                                               163,274        162,780          196,274        196,136
   I/O Strips Receivable and Servicing Assets                11,340         11,340           15,659         15,659
   Cash Surrender Value - Life Insurance                      2,290          2,290            2,196          2,196

Financial Liabilities:
   Deposits                                                 254,325        254,384          322,973        323,010

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

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE O - REGULATORY MATTERS - Continued

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below and be released from the administrative action described below.

                                                                                    Required Capital
                                                                       --------------------------------------------
                                                                                                  To Be Well-
                                                                                                  Capitalized
                                                                           For Capital            Under Prompt
                                                                             Adequacy              Corrective
                                                       Actual                Purposes              Provisions
                                                ---------------------  ---------------------  ---------------------
                                                 Amount       Ratio     Amount      Ratio      Amount       Ratio
                                                ----------   --------  ----------  ---------  ----------   --------
As of December 31, 2000:
   Total Capital (to Risk-Weighted Assets)        $29,346     10.08%    $ 23,281      8.00%     $29,102     10.00%
   Tier 1 Capital (to Risk-Weighted Assets)       $27,051      9.30%    $ 11,641      4.00%     $17,461      6.00%
   Tier 1 Capital (to Average Assets)             $27,051      9.42%    $ 11,484      4.00%     $14,355      5.00%

As of December 31, 1999:
   Total Capital (to Risk-Weighted Assets)        $29,539      7.99%    $ 29,542      8.00%     $36,928     10.00%
   Tier 1 Capital (to Risk-Weighted Assets)       $26,930      7.28%    $ 14,771      4.00%     $22,157      6.00%
   Tier 1 Capital (to Average Assets)             $26,930      7.40%    $ 14,550      4.00%     $18,187      5.00%

Effective July 10, 2000, the Bank stipulated to an administrative action with the FDIC that requires the Bank, among other items, to retain qualified management; have and maintain certain Tier 1 capital ratio of 8.00% as of December 31, 2000 and total risk based capital ratio of 9.50% as of December 31, 2000 and 11.00% as of December 31, 2001; eliminate from its books certain assets classified loss; revise policies concerning the Bank's asset securitization activities; obtain a model to more adequately value its retained interest related to securitized assets; and adopt and implement certain other policies relating to profitability, liquidity and funds management, sensitivity to interest rate risk; revise certain reports to the FDIC; not pay dividends; and correct all alleged violations of law. As of December 31, 2000 the Bank believes it is substantially in compliance with the administrative order.

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

NOTE P - MERGERS AND ACQUISITIONS

On November 1, 2000 the Company signed an Agreement and Plan of Reorganization to be acquired by PBOC Holdings, Inc. Under the terms of the transaction, the holders of the Company Common Stock will receive $15.00 in cash for each share of Company Common Stock owned. The cash amount may be adjusted upward or downward under certain circumstances, which are set forth in the agreement.

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

NOTE Q - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

BYL Bancorp operates BYL Bank Group. BYL Bancorp commenced operations during 1997. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                                                                     December 31,
                                                                 --------------------
                                                                    2000         1999
                                                                 -------      -------
ASSETS:
   Cash                                                          $    96      $   134
   Investment in Subsidiary                                       29,089       29,029
   Other Assets                                                       --           37
                                                                 -------      -------

                                                                 $29,185      $29,200
                                                                 =======      =======

LIABILITIES:
   Long-Term Debt                                                $    --      $    --
   Other Liabilities                                                  --           --
                                                                 -------      -------
                                          TOTAL LIABILITIES           --           --

                                       SHAREHOLDER'S EQUITY       29,185       29,200
                                                                 -------      -------

                                                                 $29,185      $29,200
                                                                 =======      =======

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE Q - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY -
         Continued

                         CONDENSED STATEMENTS OF INCOME

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                            2000         1999
                                                                           -----       ------
INCOME:
   Cash Dividends from Subsidiary                                          $  --       $  760
   Interest Income                                                            --           --
                                                                           -----       ------
                                                         TOTAL INCOME         --          760

EXPENSES:
   Merger Related Expenses                                                    --           --
   Other                                                                     102           50
                                                                           -----       ------
                                                       TOTAL EXPENSES        102           50
                                                                           -----       ------

                                              INCOME BEFORE EQUITY IN
                                                 UNDISTRIBUTED INCOME
                                                        OF SUBSIDIARY       (102)         710

                                              EQUITY IN UNDISTRIBUTED
                                                 INCOME OF SUBSIDIARY        680        2,366
                                                                           -----       ------

                                                           NET INCOME      $ 578       $3,076
                                                                           =====       ======

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE Q - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                             2000         1999
                                                                            -----       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $ 578       $ 3,076
   Noncash Items Included in Net Income:
      Equity in Income of Subsidiary                                         (680)       (3,126)
      Change in Other Assets and Liabilities                                   37           (37)
                                                                            -----       -------
                                                    NET CASH  USED IN
                                                 OPERATING ACTIVITIES         (65)          (87)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends Received from Subsidiary                                          --           760
                                                                            -----       -------
                                                    NET CASH PROVIDED
                                              BY INVESTING ACTIVITIES          --           760

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Long-Term Debt                                                --
   Options Exercised and Shares Retired                                        27            28
   Dividends Paid                                                                          (760)
                                                                            -----       -------
                                              NET CASH USED (PROVIDED)
                                              BY FINANCING ACTIVITIES          27          (732)
                                                                            -----       -------

                                                NET DECREASE  IN CASH
                                                 AND CASH EQUIVALENTS         (38)          (59)

                                           CASH AND CASH EQUIVALENTS,
                                                 AT BEGINNING OF YEAR         134           193
                                                                            -----       -------

                                            CASH AND CASH EQUIVALENTS
                                                    AT ENDING OF YEAR       $  96       $   134
                                                                            =====       =======

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

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

The following tables summarize segment operations and asset allocations for the last three years:

                                                                                  2000
                                                      ------------------------------------------------------------
                                                         Wholesale Segments
                                                      --------------------------         Retail           Total
                                                       Mortgage           SBA            Segment          Company
                                                      ---------        ---------        ---------        ---------
          Condensed Income Statement
Net Interest Income                                   $   2,281        $   5,106        $  10,299        $  17,686
Noninterest Income                                       11,914            2,900            1,914           16,728
Operating Expense                                       (12,777)          (4,551)          (8,111)         (25,439)
                                                      ---------        ---------        ---------        ---------
                            Operational Profit            1,418            3,455            4,102            8,975
Provision for Loan Losses                                                                                     (600)
Administrative Costs                                                                                        (7,231)
Goodwill Amortization                                                                                         (121)
Income Taxes                                                                                                  (445)
                                                                                                         ---------
                                    Net Income                                                           $     578
                                                                                                         =========

Total Assets at December 31, 2000                     $  24,025        $ 112,543        $ 149,830        $ 286,398
Loans Originated for Sale during 2000                 $ 279,000        $  89,000
Loans Sold during 2000                                $ 315,000        $ 100,000

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
                         (Dollar Amounts in Thousands)

NOTE R - SEGMENT INFORMATION - Continued

                                                                                   1999
                                                       -----------------------------------------------------------
                                                           Wholesale Segments
                                                       --------------------------        Retail            Total
                                                        Mortgage           SBA           Segment          Company
                                                       ---------        ---------       ---------        ---------
          Condensed Income Statement
Net Interest Income                                    $   2,933        $   3,398       $   9,611        $  15,942
Noninterest Income                                        16,582            5,641           1,826           24,049
Operating Expense                                        (16,011)          (4,031)         (7,604)         (27,646)
                                                       ---------        ---------       ---------        ---------
                            Operational Profit             3,504            5,008           3,833           12,345
Provision for Loan Losses                                                                                     (694)
Administrative Costs                                                                                        (6,124)
Goodwill Amortization                                                                                         (121)
Income Taxes                                                                                                (2,330)
                                                                                                         ---------
                                    Net Income                                                           $   3,076
                                                                                                         =========

Total Assets at December 31, 1999                      $  44,103        $ 139,488       $ 170,145        $ 353,736
Loans Originated for Sale during 1999                  $ 567,000        $ 123,000
Loans Sold during 1999                                 $ 587,000        $ 108,000

                                                                                   1998
                                                       -----------------------------------------------------------
                                                           Wholesale Segments
                                                       --------------------------        Retail            Total
                                                        Mortgage           SBA           Segment          Company
                                                       ---------        ---------       ---------        ---------
          Condensed Income Statement
Net Interest Income                                    $   2,772        $   3,382       $   9,456        $  15,610
Noninterest Income                                        13,487            6,899           3,022           23,408
Operating Expense                                        (11,225)          (4,405)        (10,433)         (26,063)
                                                       ---------        ---------       ---------        ---------
                            Operational Profit             5,034            5,876           2,045           12,955
Provision for Loan Losses                                                                                     (755)
Administrative Costs                                                                                        (4,686)
Goodwill Amortization                                                                                         (121)
Income Taxes                                                                                                (3,277)
                                                                                                         ---------
                                    Net Income                                                           $   4,116
                                                                                                         =========

Total Assets at December 31, 1998                      $  37,365        $  74,720       $ 205,928        $ 318,013
Loans Originated for Sale during 1998                  $ 245,000        $  89,000
Loans Sold during 1998                                 $ 222,000        $  94,000

                           BYL BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
                          (Dollar Amounts in Thousands)

NOTE S - SUBSEQUENT EVENTS

During the first quarter of 2001 the Company was notified that certain loans purchased by third party investors and originated by outside mortgage brokers were fraudulent and the Company is required to repurchase these loans. The Company has estimated that the gross losses will be approximately $1,658 and the actual losses, net of reduced incentive payments, will be approximately $1,160. Accordingly, the Company recorded a $1,160 loss contingency as of December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the third or fourth quarter, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the third or fourth quarter, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the third or fourth quarter, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in the third or fourth quarter, 2001.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

      EXHIBIT NO.

       2.1 Plan of Reorganization and Merger Agreement - Annex I of Proxy Statement/Prospectus incorporated by reference (A)

       2.2 Agreement and Plan of Reorganization and ancillary documents, among BYL Bancorp, BYL Bank Group, PBOC Holdings, Inc. and People's Bank of California dated November 1, 2000 (J)

       3.1        Articles of Incorporation of the Registrant (A)

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

      10.2        BYL Bancorp 1997 Stock Option Plan, as amended in 1998 (C)

      10.3 Form of Proxy, Proxy Statement and Notice of Annual Shareholders' Meeting for 1999 Annual Meeting (E)

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

      10.11       Salary Continuation Agreement - Mr. Michael Mullarky (F)

      10.12       Salary Continuation Agreement - Ms. Gloria Van Kampen (F)

      10.13       Agreement and Plan of Reorganization with DNB Financial (B)

      10.14 Agreements, as amended, for formation of CNL Financial Services, Inc. (H)

      10.15 Agreement by and among BYL Bancorp, BYL Bank Group, JAM Partners, L.P., Sy Jacobs, Everest Partners Limited Partnership, Everest Managers, L.L.C., David M. W. Harvey and Nick Becker Dated September 7, 2000 (I)

      10.16 Form of Proxy, Proxy Statement and Notice of Annual Shareholders' Meeting for 2000 Annual Meeting (K)

      10.17 Form of Proxy, Proxy Statement and Notice of Special Meeting for March 21, 2001 Special Shareholder Meeting (L)

      21.1        Subsidiary of BYL Bancorp (A)

      23.1        Consent of Vavrinek, Trine, Day & Co., LLP

      b)    Reports on Form 8-K

            (a) Form 8-K filed on November 3, 2000 regarding Agreement and Plan of Reorganization and related documents, among BYL Bancorp, BYL Bank Group, PBOC Holdings, Inc. and People's Bank of California dated November 1, 2000.

            (b) Form 8-K filed on March 7, 2001 regarding extraordinary losses on mortgage loans sold.

---------------------------------
(A) Filed as an Exhibit to the Registrant's Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.
(B) Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.
(C) Filed as an Exhibit to the Registration Statement on Form S-8 filed on May 15, 1998.
(D)   Filed as an Exhibit to the Annual Report on Form 10-K as of December 31,
      1998.
(E) Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1998, incorporating Schedule 14-A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on May 18, 1999.
(F) Filed as an Exhibit to Form 10-Q filed on November 15, 1999, which Exhibit is incorporated herein by this reference.
(G)   Filed on an Exhibit to the Annual Report on Form 10-K as of December 31,
      1999.
(H)   Filed as an Exhibit to Form 10-Q on August 17, 2000.
(I)   Filed as and Exhibit to Form 8-K filed on September 8, 2000.
(J)   Filed as Exhibits to Form 8-K filed on November 3, 2000.
(K) Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1999, incorporating Schedule 14A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on August 22, 2000.
(L) Final Schedule 14A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on January 23, 2001.

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

                     BYL BANCORP


                     By: /s/ Robert Ucciferri
                         -------------------------------------
                                   Robert Ucciferri
                         President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                            Title                                     Date
---------                            -----                                     ----
/s/ Barry J. Moore                   Senior Executive Vice President           March 30, 2001
------------------------------       and Chief Financial Officer
Barry J. Moore

/s/ Henry C. Cox II                  Director                                  March 30, 2001
------------------------------
Henry C. Cox II

/s/ Eddie R. Fischer                 Director                                  March 30, 2001
------------------------------
Eddie R. Fischer

/s/ Neil Hatcher                     Director                                  March 30, 2001
------------------------------
Neil Hatcher

/s/ Leonard O. Lindborg              Director                                  March 30, 2001
------------------------------
Leonard O. Lindborg

/s/ H. Rhoads Martin, Jr.            Chairman of the Board, Director            March 30, 2001
------------------------------
H. Rhoads Martin, Jr.

/s/ John F. Myers                    Director                                  March 30, 2001
------------------------------
John F. Myers

/s/ Brent W. Wahlberg                Director                                   March 30, 2001
------------------------------
Brent W. Wahlberg

/s/ Sy Jacobs                        Director                                   March 30, 2001
------------------------------
Sy Jacobs