Form 10-Q
period 2001-03-30
BYL BANCORP
filed 2001-05-15
CIK 1039311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number:  000-23257

BYL BANCORP

CALIFORNIA	NO. 33-0755794
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1875 North Tustin Street, Orange, California	92865
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (714) 685-1317

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 14, 2001, there were 2,542,835 shares of BYL Bancorp Common Stock outstanding.

BYL Bancorp and Subsidiary
March 31, 2001

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Condensed Balance Sheet at March 31, 2001 and December 31, 2000
Consolidated Condensed Statement of Income for the three months ended March 31, 2001 and 2000
Consolidated Condensed Statement of Changes in Shareholders’ Equity from January 1, 1999 through March 31, 2001
Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2001 and 2000
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1.  Financial Statements

BYL Bancorp and Subsidiary
Unaudited Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2001	December 31, 2000
Cash and Due From Bank	$17,614	$30,370
Federal Funds Sold	32,400	26,100
TOTAL CASH AND CASH EQUIVALENTS	50,014	56,470
Interest-Bearing Deposits	4,692	111
Investment Securities	12,387	16,931
Federal Home Loan Bank Stock, at Cost	640	629
Loans Held For Sale	30,584	22,439

Loans	158,513	165,569
Allowance for Loan Losses	(2,193)	(2,295)
NET LOANS	156,320	163,274
Premises and Equipment	5,540	5,770
Other Real Estate Owned	1,055	858
Goodwill	1,173	1,204
Interest-Only Strips Receivable and Servicing Assets	9,088	11,340
Accrued Interest and Other Assets	7,238	7,372
	$278,731	$286,398
Noninterest-Bearing Deposits	$62,409	$67,152
Interest-Bearing Deposits	184,132	187,173
TOTAL DEPOSITS	246,541	254,325
Accrued Interest and Other Liabilities	2,544	2,888
TOTAL LIABILITIES	249,085	257,213

Common Shares	12,816	12,815
Retained Earnings	17,123	16,496
Accumulated Other Comprehensive Income	(293)	(126)
TOTAL SHAREHOLDERS' EQUITY	29,646	29,185
	$278,731	$286,398

BYL Bancorp and Subsidiary
Unaudited Condensed Consolidated Statements of Income (Loss)
(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	2001	2000
Interest Income	$5,926	$7,547
Interest Expense	2,091	2,990
Net Interest Income	3,835	4,557

Provision for Loan Losses	-	50
Net Interest Income after Provision for Loan Losses	3,835	4,507
Noninterest Income	3,262	5,122
Noninterest Expense	5,841	10,018
Income (Loss) Before Taxes	1,256	(389)
Income Taxes (Benefit)	629	(129)
Net Income (Loss)	$627	$(260)
Per Share Data:
Net Income (Loss) - Basic	$.25	$(.10)
Net Income (Loss) - Diluted	$.24	$(.10)

BYL Bancorp
Unaudited Statement of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)

	Common Shares		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number	Amount
Balance at January 1, 1999	2,531,302	$12,760		$13,602	$520	$26,882
Comprehensive Income:
Net Income			$3,076	3,076		3,076
Other Comprehensive Income-
Unrealized Gain on Available-for-Sale Securities, Net			3		3	3
Unrealized Loss on Interest-Only Strips, Net			(29)		(29)	(29)
Total Comprehensive Income			$3,050
Dividends on Common				(760)		(760)
Options Exercised	5,800	28				28

Balance at December 31, 1999	2,537,102	12,788		15,918	494	29,200
Comprehensive Income:
Net Income			$578	578		578
Other Comprehensive Income-
Unrealized Loss on Available-for-Sale Securities, Net			(441)		(441)	(441)
Add Reclassification Adjustment for Loss Included in Net Income, Net			282		282	282
Unrealized Loss on Interest-Only Strips, Net			(1,277)		(1,277)	(1,277)
Add Reclassification Adjustment for Loss Included in Net Income, Net			816		816	816
Total Comprehensive Income			$(42)
Exercise of Stock Option	5,466	27				27

Balance at December 31, 2000	2,542,568	12,815		16,496	(126)	29,185
Comprehensive Income:
Net Income			$627	627		627
Other Comprehensive Income-
Unrealized Loss on Interest-Only Strips, Net			(167)		(167)	(167)
Total Comprehensive Income			$460
Exercise of Stock Options	267	1				1
Balance at March 31, 2001	2,542,835	$12,816		$17,123	$(293)	$29,646

BYL Bancorp and Subsidiary
Unaudited Condensed Statement of Cash Flows
(Dollar Amounts in Thousands)

	For the Three Months Ended
	March 31,
	2001	2000
OPERATING ACTIVITIES
Net Income (Loss)	$627	$(260)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	376	480
Provision for Loan Losses	-	50
Net Change in Loans Held for Sale	(8,145)	21,364
Other Items - Net	511	(581)
NET CASH PROVIDED (USED) OPERATING ACTIVITIES	(6,631)	21,053
INVESTING ACTIVITIES
Change in Interest-Bearing Deposits	(4,581)	(300)
Purchases of Investment Securities	(9,782)	(20,006)
Maturities of Investment Securities	14,358	82
Net Change in Loans	6,609	18,382
Purchase of Premises and Equipment	(115)	(161)
Other Items - Net	1,469	229
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,958	(1,774)
FINANCING ACTIVITIES
Net Change in Deposits	(7,784)	2,003
Proceeds from Exercise of Options	1	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(7,783)	2,003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,456)	21,282

Cash and Cash Equivalents at Beginning of Period	56,470	34,119
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,014	$55,401

BYL Bancorp and Subsidiary
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2000.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month periods ended March 31, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 - Earnings Per Share

Effective December 31, 1997, the Company adopted SFAS No. 128, “Earnings per Share".  Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

Note 3 - Segments

The Company has two primary reportable segments: its wholesale lending operations and its retail banking operations.  The wholesale lending segment originates loans for resale to institutional investors.  The Company’s SBA loan Division and its Mortgage Loan Division are included in this segment.  The retail banking segment accepts deposits, originates loans and provides other banking services to the communities in which its eight branch offices are located.

The company evaluates performance based on profit or loss from operations before allocation of the provision for loan losses, administrative costs, amortization of goodwill and income taxes.  The retail segment charges the wholesale segments for use of excess funds based on the estimated cost of outside financing.

The following tables summarize segment operations for the three months ended March 31, 2001 and 2000.

	Three Months Ended March 31, 2001
	Wholesale Segments		Retail Segment	Total Company
	Mortgage	SBA
Condensed Income Statement
Net Interest Income	$450	$1,270	$2,115	$3,835
Noninterest Income	2,744	468	50	3,262
Operating Expense	(2,176)	(341)	(1,381)	(3,898)
Operational Profit (Loss)	1,018	1,397	784	3,199
Provision for Loan Losses				-
Administrative Costs				(1,912)
Goodwill Amortization				(31)
Income Taxes				(629)
Net Income				$627
Loans Originated for Sale during 2001	$54,770	$-
Loans Sold during 2001	$49,270	$-

	Three Months Ended March 31, 2000
	Wholesale Segments		Retail Segment	Total Company
	Mortgage	SBA
Condensed Income Statement
Net Interest Income	$680	$1,305	$2,572	$4,557
Noninterest Income	3,027	1,880	215	5,122
Operating Expense	(3,720)	(1,447)	(3,186)	(8,353)
Operational Profit (Loss)	(13)	1,738	(399)	1,326
Provision for Loan Losses				(50)
Administrative Costs				(1,635)
Goodwill Amortization				(30)
Income Taxes				129
Net Income				$(260)
Loans Originated for Sale during 2000	$82,000	$28,000
Loans Sold during 2000	$85,000	$36,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BYL Bancorp (the “Company”) has one wholly owned subsidiary, BYL Bank Group, formerly the Bank of Yorba Linda (the “Bank”).  The Bank’s operations are the only significant operations of the Company.  The accompanying financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Statements contained in this Report on Form 10Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future.  All forward-looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.  Factors that could cause actual results to differ materially from those in such forward-looking statements are included in the discussions below.

Termination of Proposed Merger with PBOC Holdings, Inc.

On November 2, 2000, the Company and PBOC Holdings, Inc. (“PBOC”), parent company of People’s Bank of California (“People’s”), announced the signing of an Agreement and Plan of Reorganization (the “Agreement”) dated November 1, 2000, pursuant to which PBOC agreed to acquire the Company and the Bank.  Upon consummation of the transaction, PBOC would have been the surviving corporation, and People’s would have been the surviving bank.  Consummation of the Agreement was subject to a number of conditions, including, but not limited to, the approval of the Agreement by the shareholders of the Company and the receipt of requisite regulatory approvals.

Under the terms of the transaction, the holders of Company Common Stock would have received $15.00 in cash for each share of Company Common Stock owned.  The cash amount may have been adjusted upward or downward under certain circumstances which are set forth in the Agreement.  The maximum cash price per share of Company common stock would have been approximately $15.34, and the minimum cash per share of Company common stock would have been approximately $14.50.

Concurrently with the execution and delivery of the Agreement, the directors and certain executive officers of the Company entered into a form of letter agreement with PBOC pursuant to which among other things, such persons agreed to vote their shares of Company common stock in favor of approval of the Agreement.

In connection with the Agreement, PBOC and the Company entered into a Stock Option Agreement dated as of November 1, 2000, pursuant to which the Company granted PBOC an option to purchase up to 505,971 shares of Company's common stock (subject to adjustment as set forth therein), which represents 19.9% of the Company's outstanding shares of common stock, at a purchase price of $10.597 per share (subject to adjustment as set forth therein).  The option would have been exercisable upon the occurrence of certain events, as specified in the Stock Option Agreement, none of which occurred.

PBOC is a Delaware corporation and is registered as a savings and loan holding company under the Home Owners’ Loan Act, as amended.  PBOC operates People’s, which is its wholly-owned subsidiary.  At December 31, 2000, PBOC had total consolidated assets of approximately $3.3 billion, total consolidated deposits of approximately $2.0 billion, and total consolidated shareholders' equity of approximately $213.6 million.

People’s is a federal savings and loan association headquartered in Los Angeles California, which originally commenced operations in 1887.  It currently operates 26 banking offices primarily in Los Angeles County, as well as Orange and Ventura counties in Southern California.

On December 11, 2000, PBOC announced that it had executed an agreement dated December 8, 2000 in which it would be acquired by FBOP Corp., a $5.4 billion bank and savings holding company headquartered in Oak Park, Illinois.  FBOP Corp. owns banks in California, Illinois and Texas.  Under the terms of the agreement between FBOP Corp. agreed to PBOC, FBOP Corp. agreed to acquire PBOC, and California National Bank, a subsidiary of FBOP Corp., agreed to acquire People’s.  The acquisition of PBOC by FBOP was completed on April 30, 2001.

As required by the Agreement, on January 8, 2001, the Bank sold the R-3 certificate retained in the 1999-1 Securitization to the highest bidder in a private bidding procedure conducted by Sutro & Co. for $1,419,512, less a 5% commission and other sale-related expenses.  The highest bidder was Messrs. H. Rhoads Martin, Charles Cox and Eddie Fischer, all of whom are directors of the Company and the Bank.  As a result, the consideration to be received from PBOC upon consummation of the merger would have been reduced by an amount equal to approximately $0.159 per share as a result of the sale of the R-3 certificate.  However, since the merger was not consummated by March 6, 2001, the consideration to be received from PBOC upon consummation of the merger began to increase from March 6, 2001 on a daily basis until the closing date equal to 8% per annum on the $15.00 per share merger consideration.

On March 21, 2001, at a special meeting of shareholders, the Company’s shareholders approved the principal terms of the Agreement. The Company is unaware of any other requirements that it was required to fulfill in order for the Agreement to be consummated.

On May 2, 2001, a letter was received from PBOC, stating that Agreement was being terminated because regulatory approval from the Office of Thrift Supervision had not been received by May 1, 2001. On May 4, 2001, the Company sent a letter to PBOC rejecting the ability of PBOC to terminate the Agreement, with the Company itself terminating the Agreement for several reasons, including PBOC's failure to promptly obtain all necessary regulatory approvals, and demanding that PBOC pay damages to the Company.  Since no response has been received from PBOC, and the Company has authorized and instructed its counsel to prepare and file a complaint in order to recover damages from PBOC.

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

As of March 31, 2001 the Bank had completed the sale of all retained interest in the 1999-1 securitization.

Regulatory Actions, Prompt Corrective Action and Capital Restoration Plan

During late 1999 the FDIC completed an examination (the “1999 FDIC Examination”) of the books and records of the Bank.  In connection with the 1999 FDIC Examination, the FDIC notified the Bank that it had incorrectly calculated the risk-weighted capital requirements of the assets retained in the Bank’s 1998 and 1999 securitizations.  The FDIC also challenged the assumptions and financial model used by the Bank in valuing these residual assets.  Based on the assumptions deemed acceptable by the FDIC, the FDIC believed the Bank’s residual assets were overstated by $2.6 million.  Although the Bank disagreed with the assumptions recommended by the FDIC, it has reflected this adjustment in its quarterly call reports for regulatory capital purposes, engaged an independent third-party to review the assumptions used by the Bank as well as design a financial model to more accurately measure the value of residual assets in future reporting periods.  Primarily due to these items, the Bank was classified by the FDIC as undercapitalized.  As a result, the Bank filed a capital restoration plan with the FDIC, which provided that the Bank expected to be adequately capitalized by March 31, 2000.  The capital restoration plan also provides for increasing levels of capital every quarter until the Bank is well capitalized in 2001.  The Bank has eliminated asset securitizations from its business plan. The Bank will continue operations of all traditional retail banking activities through the Bank’s existing branch system.  As of March 31, 2001, the Bank’s management believes the Bank is adequately capitalized, as the Bank’s risk based capital ratio was 9.77%, Tier 1 leverage capital ratio was 10.01%, and total risk based capital ratio was 10.54%.

In addition, as a result of the 1999 FDIC Examination, for the purpose of cooperating with the FDIC and without admitting or denying any allegations, the Bank stipulated to an administrative action with the FDIC that requires the Bank, among other items, to retain qualified management; have and maintain certain Tier 1 capital and total risk based capital ratios; eliminate from its books certain assets classified loss; revise policies concerning the Bank’s asset securitization activities; obtain a model to more adequately value its retained interests related to securitized assets; and adopt and implement certain other policies relating to profitability, liquidity and funds management, sensitivity to interest rate risk; revise certain reports to the FDIC; and correct all alleged violations of law.  The order became effective July 10, 2000.

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

Acquisitions

On May 29, 1998, the Company completed the acquisition with DNB Financial (“DNBF”), parent company of De Anza National Bank on a pooling-of-interests basis , and, accordingly, the Company’s historical consolidated results have been restated.  Under the terms of the Agreement and Plan of Reorganization, each share of DNBF Common Stock was exchanged for 4.12 shares of the Company’s Common Stock.  A total of 956,641 shares of the Company’s Common Stock was issued to DNBF shareholders.  Also, on May 29, 1998, De Anza National Bank, DNBF’s only subsidiary, merged with and into BYL Bank Group.

On June 13, 1996, the Bank acquired 100% of the outstanding common stock of Bank of Westminster (BOW) for $6,174,000 in cash.  BOW had total assets of approximately $54,923,000.  The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. “Business Combinations”.  Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date.  The financial statements include the operations of BOW from the date of the acquisition.  Goodwill arising from the transaction totaled approximately $1,717,000 and is being amortized over fifteen years on a straight-line basis.

Overview

For the three months ended March 31, 2001, the Company reported net income of $627,000, or $0.24 per share diluted compared to a net loss of $260,000, or $(0.10) per share for the same three month period in 2000.  The annualized return (loss) on average assets was 0.90% for 2001 compared to (0.29)% in 2000.  Annualized return on shareholders equity was 8.53% in 2001 compared to (3.63)% in 2000.  During the first quarter of 2000 the Company closed the Diamond Bar Mortgage Division and the Indirect Auto Division and sold the indirect auto loan portfolio which resulted in a $1.6 million loss on sale.

Financial Condition

Total assets as of March 31, 2001, decreased 2.68% to $278.7 million in comparison to total assets of $286.4 million as of December 31, 2000.  The majority of decline in assets was centered in cash and cash equivalents which decreased by $6.5 million.  Total deposits decreased by $7.8 million to $246.5 million as of March 31, 2001.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	March 31,		December 31, 2000
	2001	2000
Loans 90 day past due and still accruing	$-	$-	$-
Loans on nonaccrual	696	1,851	1,292
Nonperforming Loans	696	1,851	1,292
Other real estate owned (OREO)	1,055	468	858
Nonperforming Assets	$1,751	$2,319	$2,150

Nonperforming Loans as a Percent of Total Loans	0.44%	1.03%	0.78%
Allowance for Loan Losses as a Percent of Nonperforming Loans	315.09%	140.84%	177.63%
Nonperforming Assets as a Percent of Total Assets	0.63%	0.65%	0.75%

The Company’s asset quality has improved in 2001 as evidenced by a decrease in the ratio of nonperforming loans to total loans which decreased to 0.44% at March 31, 2001 from 0.78% at December 31, 2000.  The Company did not record a provision to the ALLL for the three months ended March 31, 2001 as compared to $50,000 for the same period in 2000.  The ALLL at March 31, 2001 was 1.38% of total loans and 315.09% of non-performing loans compared to 1.39% and 177.63%, respectively, at December 31, 2000.

Liquidity

The Bank’s liquidity is impacted significantly by the origination and sale of its wholesale loan products.  The loan to deposit ratio at March 31, 2001 was 76.70%.  Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 64.29%.

Capital Resources

Total shareholders equity at March 31, 2001 totaled $29.6 million, which represents a 1.4% increase from $29.2 million at December 31, 2000.

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based upon an institution’s risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit.  At March 31, 2001, the Bank’s Tier 1 leverage capital ratio was 10.01% compared to 9.42% at December 31, 2000.

	Ratio	March 31, 2001	December 31, 2000

Tier 1 Capital (to Average Assets)	4.00%	10.01%	9.42%
Tier 1 Capital (to Risk Weighted Assets)	4.00%	9.77%	9.30%
Total Capital (to Risk Weighted Assets)	8.00%	10.54%	10.08%

Effective July 10, 2000, the Bank stipulated to an administrative action with the FDIC that requires the Bank, among other items, to have and maintain certain Tier 1 capital ratio of 8.00% as of December 31, 2000 and total risk based capital ratio of 9.50% as of December 31, 2000 and 10.25% as of June 30, 2001.

Analysis of Net Interest Income and Margin

Net interest income was $3.8 million for the first quarter of 2001 compared to $4.6 million for the same period in 2000.  These decreases are primarily the result of  decreases in average interest-earning assets as shown by the following table (in thousands):

	Quarter Ended March 31, 2001	Quarter Ended March 31, 2000	Year Ended December 31, 2000
Interest Income	$5,926	$7,547	$27,953
Interest Expense	2,091	2,990	10,267
Net Interest Income	$3,835	$4,557	$17,686
Average Earning Assets	$239,266	$310,097	$274,846
Net Interest Margin	6.41%	5.88%	6.43%

Net interest margin was 6.41% for the first quarter of 2001 compared to 5.88% for the same period in 2000.  The increases are primarily the result of increased yields on loan products for the first quarter of 2001 as compared to the same period in 2000.

Provision for Loan Losses

BYL Bancorp did not make a contribution to the allowance for loan losses for the three months ended March 31, 2001 compared to $50,000 for the three ended March 31, 2000.  Management believes that the allowance, which equals 1.38% of total loans at March 31, 2001, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter ended March 31, 2001 and 2000 are as follows (dollar amounts in thousands):

	Three Months Ended March 30,
	2001	2000
Allowance, Beginning of Period	$2,295	$2,610
Provision for Loan Losses	-	50
Loans Charged Off - net of Recoveries	(102)	(53)
Allowance, End of Period	$2,193	$2,607

Noninterest Income

Noninterest income was $3.3 million for the quarter ended March 31, 2001 compared to $5.1 million for the same period in 2000.  This decrease is attributable to the contraction of the Bank’s wholesale loan divisions by closing the Diamond Bar Mortgage Division and a significantly reduced SBA Division.

Noninterest Expense

Noninterest expense was $5.8 million for the quarter ended March 31, 2001 compared to $10.0 million for the same period in 2000.  The majority of the decrease was attributable to the contraction of the Bank’s wholesale loan divisions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

In Management’s opinion there has not been a material change in BYL Bancorp’s market risk profile during the three months ended March 31, 2001.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  BYL Bancorp’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and market risk in loans originated for sale as a result of changes in interest rates.  To that end, management actively monitors and manages its inherent rate risk exposure.  BYL Bancorp manages its interest rate sensitivity by matching the repricing opportunities on its earningassets to those on its funding liabilities.  Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within BYL Bancorp’s guidelines of acceptable levels of risk-taking.

At March 31, 2001, BYL Bancorp had $195 million of assets and $176 million of liabilities repricing within one year.  Therefore, $19 million more in interest rate sensitive assets than interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate).  Generally, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease.  Conversely, if rates were to rise, the reverse would apply, and BYL Bancorp’s net income would increase.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On March 21, 2001, the Company held a special meeting of shareholders.  At the special meeting, the shareholders of the Company approved the principal terms of the Agreement and Plan of Reorganization (the “Agreement”) with PBOC Holdings, Inc. and People’s Bank of California.  The number of votes cast “for” the principal terms of the Agreement was 1,654,945,  the number of votes cast “against” the principal terms of the Agreement was 13,307, the number of votes cast “abstain” was 5,786, and the number of broker non-votes was 616,581.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

             a)          Exhibits

             EXHIBIT NO.

2.1	Plan of Reorganization and Merger Agreement - Annex I of Proxy Statement/Prospectus incorporated by reference (A)
2.2	Agreement and Plan of Reorganization and ancillary documents, among BYL Bancorp, BYL Bank Group, PBOC Holdings, Inc. and People’s Bank of California dated November 1, 2000 (J)
3.1	Articles of Incorporation of the Registrant (A)
3.2	Amendment to Articles of Incorporation of Registrant (A)
3.3	Bylaws of the Registrant (A)
4.1	Specimen Certificate evidencing shares of Registrant’s Common Stock (A)
4.2	Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Shares of Registrant - Annex II of Proxy Statement/Prospectus incorporated by reference (A)
10.1	Form of Indemnification Agreement (A)
10.2	BYL Bancorp 1997 Stock Option Plan, as amended in 1998 (C)
10.3	Form of Proxy, Proxy Statement and Notice of Annual Shareholders’ Meeting for 1999 Annual Meeting (E)
10.4	Employment Agreement - Mr. Robert Ucciferri (A)
10.5	Employment Agreement - Mr. Barry J. Moore (A)
10.6	Employment Agreement - Mr. Michael Mullarky (A)
10.7	Employment Agreement – Ms. Gloria Van Kampen (D)
10.8	Employment Agreement – Mr. Gary Strachn (G)
10.9	Salary Continuation Agreement - Mr. Robert Ucciferri (A)
10.10	Salary Continuation Agreement - Mr. Barry J. Moore (A)
10.11	Salary Continuation Agreement – Mr. Michael Mullarky (F)
10.12	Salary Continuation Agreement – Ms. Gloria Van Kampen (F)
10.13	Agreement and Plan of Reorganization with DNB Financial (B)
10.14	Agreements, as amended, for formation of CNL Financial Services, Inc. (H)
10.15	Agreement by and among BYL Bancorp, BYL Bank Group, JAM Partners, L.P., Sy Jacobs, Everest Partners Limited Partnership, Everest Managers, L.L.C., David M. W. Harvey and Nick Becker Dated September 7, 2000 (I)
10.16	Form of Proxy, Proxy Statement and Notice of Annual Shareholders’ Meeting for 2000 Annual Meeting (K)
10.17	Form of Proxy, Proxy Statement and Notice of Special Meeting for March 21, 2001 Special Shareholder Meeting (L)
21.1	Subsidiary of BYL Bancorp (A)

             b)          Reports on Form 8-K

                           None.

_________________________________

(A)	Filed as an Exhibit to the Registrant’s Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.
(B)	Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.
(C)	Filed as an Exhibit to the Registration Statement on Form S-8 filed on May 15, 1998.
(D)	Filed as an Exhibit to the Annual Report on Form 10-K as of December 31, 1998.
(E)	Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1998, incorporating Schedule 14-A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on May 18, 1999.
(F)	Filed as an Exhibit to Form 10-Q filed on November 15, 1999, which Exhibit is incorporated herein by this reference.
(G)	Filed on an Exhibit to the Annual Report on Form 10-K as of December 31, 1999.
(H)	Filed as an Exhibit to Form 10-Q on August 17, 2000.
(I)	Filed as and Exhibit to Form 8-K filed on September 8, 2000.
(J)	Filed as Exhibits to Form 8-K filed on November 3, 2000.
(K)	Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1999, incorporating Schedule 14A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on August 22, 2000.
(L)	Final Schedule 14A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on January 23, 2001.

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BYL Bancorp

Date:	May 15, 2001	/s/ Robert Ucciferri
Robert Ucciferri
President and
Chief Executive Officer

Date:	May 15, 2001	/s/ Barry J. Moore
Barry J. Moore
Chief Operating Officer and
Senior Executive Vice President