Form 10-Q
period 2001-06-30
BYL BANCORP
filed 2001-08-13
CIK 1039311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission file number:  000-23257

BYL BANCORP

CALIFORNIA	NO. 33-0755794
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1875 North Tustin Street, Orange, California	92865
(Address of principal executive offices)	(Zip Code)

(714) 685-1317
Registrant’s telephone number, including area code:

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

On August 2, 2001, there were 2,542,835 shares of BYL Bancorp Common Stock outstanding.

BYL Bancorp and Subsidiary
June 30, 2001

Item 1. Financial Statements

BYL Bancorp and Subsidiary
Unaudited Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30,	December 31,
	2001	2000

Cash and Due From Bank	$19,874	$30,370
Federal Funds Sold	27,100	26,100

TOTAL CASH AND CASH EQUIVALENTS	46,974	56,470

Interest-Bearing Deposits	2,597	111
Investment Securities	12,349	16,931
Federal Home Loan Bank Stock, at Cost	363	629
Loans Held For Sale	45,202	22,439

Loans	151,193	165,569
Allowance for Loan Losses	(2,173)	(2,295)

NET LOANS	149,020	163,274

Premises and Equipment	5,480	5,770
Other Real Estate Owned	354	858
Goodwill	1,145	1,204
Interest-Only Strips Receivable and Servicing Assets	8,120	11,340
Accrued Interest and Other Assets	6,650	7,372

	$278,254	$286,398

Noninterest-Bearing Deposits	$63,986	$67,152
Interest-Bearing Deposits	182,073	187,173

TOTAL DEPOSITS	246,059	254,325

Accrued Interest and Other Liabilities	1,973	2,888

TOTAL LIABILITIES	248,032	257,213

Common Shares	12,816	12,815
Retained Earnings	17,820	16,496
Accumulated Other Comprehensive Income	(414)	(126)

TOTAL SHAREHOLDERS' EQUITY	30,222	29,185

	$278,254	$286,398

BYL Bancorp and Subsidiary
Unaudited Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest Income	$5,421	$7,102	$11,347	$14,649
Interest Expense	1,927	2,624	4,018	5,614

Net Interest Income	3,494	4,478	7,329	9,035

Provision for Loan Losses	-	150	-	200

Net Interest Income after Provision for Loan Losses
	3,494	4,328	7,329	8,835

Noninterest Income	3,538	4,289	6,800	9,411
Noninterest Expense	6,274	7,841	12,115	17,859

Income Before Taxes	758	776	2,014	387

Income Taxes	61	349	690	220

Net Income	$697	$427	$1,324	$167

Per Share Data:
Net Income - Basic	$.27	$.17	$0.52	$0.07

Net Income - Diluted	$.27	$.17	$0.51	$0.07

BYL Bancorp
Unaudited Statement of Changes in Shareholders' Equity
(Dollar Amounts in Thousands, Except Per Share Data)

					Accumulated
	Common Shares				Other
			Comprehensive	Retained	Comprehensive
	Number	Amount	Income	Earnings	Income	Total

Balance at January 1, 1999	2,531,302	$12,760		$13,602	$520	$26,882
Comprehensive Income:
Net Income			$3,076	3,076		3,076
Other Comprehensive Income-
Unrealized Gain on Available-for-Sale Securities, Net			3		3	3
Unrealized Loss on Interest-Only Strips, Net			(29)		(29)	(29)

Total Comprehensive Income			$3,050

Dividends on Common Shares				(760)		(760)
Exercise of Stock Options	5,800	28				28

Balance at December 31, 1999	2,537,102	12,788		15,918	494	29,200
Comprehensve Income:
Net Income			$578	578		578
Other Comprehensive Income-
Unrealized Losses on Available-for-Sale Securities, Net			(441)		(441)	(441)
Add Reclassification Adjustment for Loss included in Net Income, Net			282		282	282
Unrealized Loss on Interest-Only Strips, Net			(1,277)		(1,277)	(1,277)
Add Reclassification Adjustment for Loss included in Net Income, Net			816		816	816

Total Comprehensive Income			$(42)

Exercise of Stock Option s	5,466	27				27

Balance at December 31, 2000	2,542,568	12,815		16,496	(126)	29,185
Comprehensve Income:
Net Income			$1,324		1,324	1,324
Other Comprehensive Income-
Unrealized Loss on Interest-Only Strips, Net			(288)		(288)	(288)

Total Comprehensive Income			$1,036

Exercise of Stock Option s	267	1				1

Balance at June 30, 2001	2,542,835	$12,816		$17,820	$(414)	$30,222

BYL Bancorp and Subsidiary
Unaudited Condensed Statement of Cash Flows
(Dollar Amounts in Thousands)

	For the Six Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES
Net Income	$1,324	$167
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	755	944
Provision for Loan Losses	-	200
Net Change in Loans Held for Sale	(22,763)	36,465
Other Items - Net	1,310	(491)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(19,374)	37,285

INVESTING ACTIVITIES
Change in Interest-Bearing Deposits	(2,486)	-
Purchases of Investment Securities	(9,782)	(20,006)
Maturities of Investment Securities	14,509	20,704
Proceeds from Sale of Federal Home Loan Bank Stock	266	573
Net Change in Loans	13,909	18,417
Purchase of Premises and Equipment	(406)	(894)
Other Items - Net	2,133	309

NET CASH PROVIDED BY
BY INVESTING ACTIVITIES	18,143	19,103

FINANCING ACTIVITIES
Net Change in Deposits	(8,266)	(30,628)
Proceeds from Exercise of Options	1	-

NET CASH USED
BY FINANCING ACTIVITIES	(8,265)	(30,628)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,496)	25,760

Cash and Cash Equivalents at Beginning of Period	56,470	34,119

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$46,974	$59,879

BYL Bancorp and Subsidiary
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Annual Report on Form 10K for the year ended December 31, 2000.

The consolidated financial statements include BYL Bancorp and its wholly owned subsidiary, BYL Bank Group (the “Bank”).

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 - Earnings Per Share

Effective December 31, 1997, the Company adopted SFAS No. 128, “Earnings per Share.”  Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

Note 3 - Segments

The Company has two primary reportable segments: its wholesale lending operations and its retail banking operations.  The wholesale lending segment originates loans for resale to institutional investors.  The Company’s SBA loan Division and its Mortgage Loan Division’s are included in this segment.  The retail banking segment accepts deposits, originates loans and provides other banking services to the communities in which its seven branch offices are located.

The company evaluates performance based on profit or loss from operations before allocation of the provision for loan losses, administrative costs, amortization of goodwill and income taxes.  The retail segment charges the wholesale segments for use of excess funds based on the estimated cost of outside financing.

The following tables summarize segment operations for the six months ended June 30, 2001 and 2000:

	Six Months Ended June, 2001

	Wholesale Segments
			Retail	Total
	Mortgage	SBA	Segment	Company

Condensed Income Statement

Net Interest Income	$1,061	$2,525	$3,743	$7,329
Noninterest Income	5,522	692	586	6,800
Operating Expense	(5,053)	(626)	(2,760)	(8,439)

Operational Profit	1,530	2,591	1,569	5,690
Provision for Loan Losses				-
Administrative Costs				(3,617)
Goodwill Amortization				(59)
Income Taxes				(690)

Net Income				$1,324

Loans Originated for Sale During 2001	$140,000	$-
Loans Sold during 2001	$123,000	$-

	Six Months Ended June, 2001

	Wholesale Segments
			Retail	Total
	Mortgage	SBA	Segment	Company

Condensed Income Statement

Net Interest Income	$1,213	$2,723	$5,099	$9,035
Noninterest Income	6,080	2,692	639	9,411
Operating Expense	(6,726)	(2,964)	(4,710)	(14,400)

Operational Profit	567	2,451	1,028	4,046
Provision for Loan Losses				(200)
Administrative Costs				(3,399)
Goodwill Amortization				(60)
Income Taxes				(220)

Net Income				$167

Loans Originated for Sale During 2000	$148,000	$52,000
Loans Sold during 2000	$162,000	$66,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BYL Bancorp (the “Company”) has one wholly owned subsidiary, BYL Bank Group, formerly the Bank of Yorba Linda (the “Bank”).  The Bank’s SBA loan division and a Mortgage Loan Division operate under the name of Bank of Yorba Linda.  The Bank’s operations are the only significant operations of the Company.  The accompanying financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Proposed Merger with First Banks America, Inc.

On June 22, 2001, the Company and First Banks America, Inc. (“FBA”), parent company of First Bank & Trust (“FB&T”), announced the signing of an Agreement and Plan of Reorganization (the “Agreement”) dated June 22, 2001, pursuant to which FBA will acquire BYL Bancorp and BYL Bank Group.  Upon the consummation of the transaction, BYL Bancorp will merge with a wholly-owned subsidiary of FBA and BYL Bank Group will merge into FB&T.  Consummation of the Agreement is subject to a number of conditions, including, but not limited to, the approval of the Agreement by the shareholders of BYL Bancorp and the receipt of requisite regulatory approvals.

Under the terms of the transaction, the holders of BYL Bancorp Common Stock will receive $18.50 in cash for each share of BYL Bancorp Common Stock owned, for a total consideration of approximately $52 million.

FBA is a Delaware corporation incorporated in 1978 and is registered as a bank holding company under the Federal Reserve Act, as amended.  FBA operates through its subsidiary bank holding company, The San Francisco Company (“SFC”) which is headquartered in San Francisco, California, and SFC’s subsidiary bank, First Bank & Trust (“FB&T”), which is also headquartered in San Francisco, California.  At June 30, 2001, FBA had total consolidated assets of approximately $2.6 billion, total consolidated deposits of approximately $2.2 billion, and total consolidated shareholders' equity of approximately $219.7 million.

FB&T is a California bank headquartered in San Francisco, California, which originally commenced operations in 1978.  It currently operates 18 banking offices in Northern California, 25 banking offices in Southern California and 6 banking offices in Texas.

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

On May 2, 2001, a letter was received from PBOC, stating that Agreement was being terminated because regulatory approval from the Office of Thrift Supervision had not been received by May 1, 2001.  On May 4, 2001, the Company sent a letter to PBOC rejecting the ability of PBOC to terminate the Agreement, with the Company itself terminating the Agreement for several reasons, including PBOC’s failure to promptly obtain all necessary regulatory approvals, and demanding that PBOC pay damages to the Company.   At this time, the Company has not yet filed a complaint to recover damages from PBOC, and the Company continues to evaluate the merits of filing such a complaint.

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

Pursuant to the SBA Pooling Agreement, the Trust issued $34.4 million aggregate principal amount of BYL Bank Group SBA Loan-Backed Adjustable Rate Certificates, Series 1998-1, Class A ("Class A Certificate"), $6.02 million aggregate principal amount of BYL Bank Group SBA Loan-Backed Adjustable Rate Certificates, Series 1998-1, Class M. ("Class M Certificate") and $2.58 million aggregate principal amount of BYL Bank Group SBA Loan-Back Adjustable Rate Certificates, Series 1998-1, Class B ("Class B Certificate").

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

Pursuant to the SBL Pooling Agreement, the Trust issued $16 million aggregate principal amount of BYL Bank Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class A-1 ("Class A-1 Certificates"), $12 million aggregate principal amount of BYL Bank Business Loan- Backed Pass Through Certificates, Series 1999-1, Class A-2 Certificates ("Class A-2 Certificates"); $27.2 million aggregate principal amount of BYL Bank Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class A-3 Certificates ("Class A-3 Certificates"); $4.8 million aggregate principal amount of BYL Bank Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class B Certificates ("Class B-1 Certificates"); and BYL Bank Business Loan-Backed Pass-Through Certificates, Series 1999-1, Class R Certificates ("Class R Certificates").

As of March 31, 2001 the Bank had completed the sale of all retained interest in the 1999-1 securitization.

Regulatory Actions, Prompt Corrective Action and Capital Restoration Plan

During late 1999 the FDIC completed an examination (the “1999 FDIC Examination”) of the books and records of the Bank.  In connection with the 1999 FDIC Examination, the FDIC notified the Bank that it had incorrectly calculated the risk-weighted capital requirements of the assets retained in the Bank’s 1998 and 1999 securitizations.  The FDIC also challenged the assumptions and financial model used by the Bank in valuing these residual assets.  Based on the assumptions deemed acceptable by the FDIC, the FDIC believed the Bank’s residual assets were overstated by $2.6 million.  Although the Bank disagreed with the assumptions recommended by the FDIC, it has reflected this adjustment in its quarterly call reports for regulatory capital purposes, engaged an independent third-party to review the assumptions used by the Bank as well as design a financial model to more accurately measure the value of residual assets in future reporting periods.  Primarily due to these items, the Bank was classified by the FDIC as undercapitalized.  As a result, the Bank filed a capital restoration plan with the FDIC, which provided that the Bank expected to be adequately capitalized by March 31, 2000.  The capital restoration plan also provides for increasing levels of capital every quarter until the Bank is well capitalized in 2001.  The Bank has eliminated asset securitizations from its business plan. The Bank will continue operations of all traditional retail banking activities through the Bank’s existing branch system.  As of June 30, 2001, the Bank’s management believes the Bank is adequately capitalized, as the Bank’s risk based capital ratio was 10.25%, Tier 1 leverage capital ratio was 10.32%, and total risk based capital ratio was 11.03%.

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

Overview

For the three months ended June 30, 2001, the Company reported net income of $697,000, or $0.27 per share compared to a net income of $427,000, or $0.17 per share for the same three month period in 2000.

For the first half of 2001, the Company reported net income of $1.3 million compared to $167,000 in  2000.  The annualized return on average assets was .95% for 2001 compared to .10% in 2000.  Annualized return on shareholders equity was 8.91% in 2001 compared to 1.15% in 2000.

During the first quarter of 2000 the Company closed the Diamond Bar Mortgage Division and the Indirect Auto Division.  The Company sold the indirect auto loan portfolio and incurred a $1.6 million loss on sale.  During the second quarter of  2000 the Company wrote down the 1999-1 secruitization assets by $800,000 as a result of a new valuation model being implemented.

Financial Condition

Total assets as of June 30, 2001, decreased 2.84% to $278.2 million in comparison to total assets of $286.4 million as of December 31, 2000.  The majority of this decrease was centered in loans, which decreased, by $14 million.  The reduction in assets resulted in the reduction of interest-bearing deposits by $5 million and noninterest- bearing deposits by $3 million.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	June 30,
			December 31,
	2001	2000	2000

Loans 90 day past due and still accruing	$-	$-	$-
Loans on nonaccrual	1,090	2,914	1,292

Nonperforming Loans	1,090	2,914	1,292
Other real estate owned (OREO)	354	819	858

Nonperforming Assets	$1,444	$3,733	$2,150

Nonperforming Loans as a Percent
of Total Loans	0.72%	1.62%	0.78%
Allowance for Loan Losses as a Percent
of Nonperforming Loans	199.36%	90.56%	177.63%
Nonperforming Assets as a Percent
of Total Assets	0.52%	1.16%	0.75%

The Company’s asset quality has improved in 2001 as evidenced by a decrease in the ratio of nonperforming loans to total loans, which decreased to .72% at June 30, 2001 from .78% at December 31, 2000.  The allowance for loan losses as a percent of nonperforming loans increased to 199.36% at June 30, 2001, up from 177.63% at December 31, 2000.  A portion of this increase is due to the decrease in nonaccrual loans and OREO.  The ALLL at June 30, 2001 was 1.44% of total loans compared to 1.39% at December 31, 2000.  At June 30, 2001, the Company had eight properties of OREO with a total book value of $354,000.  The Company believes all properties will be liquidated without any significant losses.

Liquidity

The origination and sale of its wholesale loan products impact the Bank’s liquidity significantly.  The loan to deposit ratio at June 30, 2001 was 79.8%.  Had the Bank actually sold all of the loans it held for sale, this ratio would have declined to 61.4%.

Capital Resources

Total shareholders equity at June 30, 2001 was $30.2 million, which represents a 3.4% increase from $29.2 million at December 31, 2000.

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based upon an institution’s risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit.  At June 30, 2001, the Bank’s Tier 1 leverage capital ratio was 10.32% compared to 9.42% at December 31, 2000.

		June 30,	December 31,
	Ratio	2001	2000

Tier 1 Capital (to Average Assets)	4.00%	10.32%	9.42%
Tier 1 Capital (to Risk Weighted Assets)	4.00%	10.25%	9.30%
Total Capital (to Risk Weighted Assets)	8.00%	11.03%	10.08%

Effective July 10, 2000, the Bank stipulated to an administrative action with the FDIC that requires the Bank, among other items, to have and maintain a certain Tier 1 capital ratio of 8.00% as of December 31, 2000 and total risk based capital ratio of 9.50% as of December 31, 2000 and 10.25 % as of June 30, 2001.

Analysis of Net Interest Income and Margin

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, primarily deposit account interest expense.  Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.  Net interest income was $3.5 million for the quarter ended June 30, 2001, compared to $4.5 million for the quarter ended June 30, 2000 and $7.3 million for the six months ended June 30, 2001 compared to $9.0 million for the six months ended June 30, 2000.  These decreases are primarily the result of decreases in average interest-earning assets as shown below.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Year Ended
					December 31,
	2001	2000	2001	2000	2000

Interest Income	$5,421	$7,102	$11,347	$14,649	$27,953
Interest Expense	1,927	2,624	4,018	5,614	10,267

Net Interest Income	$3,494	$4,478	$7,329	$9,035	$17,686

Average Earning Assets	$239,390	$280,724	$239,328	$295,411	$274,846
Net Interest Margin	5.84%	6.38%	6.12%	6.12%	6.43%

The net interest margin decreased in  the second quarter of 2001 compared to the same period in 2000 due to a 275 basis point  decrease in prime rate during the first six months of 2001.

Provision for Loan Losses

BYL Bancorp did not make a contribution to the allowance for loan losses for the six months ended June 30, 2001 compared to $50,000 and $150,000 for the first and second quarters in 2000.  Management believes that the allowance, which equals 1.44% of total loans at June 30, 2001, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 2001 and 2000 are as follows:  (dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Allowance, Beginning of Period	$2,193	$2,607	$2,295	$2,610
Provision for Loan Losses	-	150	-	200
Loans Charged Off - net of Recoveries	(20)	(118)	(122)	(171)

Allowance, End of Period	$2,173	$2,639	$2,173	$2,639

Noninterest Income

Noninterest income was $3.5 million for the quarter ended June 30, 2001 compared to $4.3 million for the same period in 2000.  Similarly for the first half of 2001, noninterest income was $6.8 million compared to $9.4 million for the same period in 2000.  This decrease is attributable to the contraction of the Bank’s wholesale loan division by closing the Diamond Bar Mortgage Division and a significantly reduced SBA Division.

Noninterest Expense

Noninterest expense was $6.3 million for the quarter ended June 30, 2001 and $12.1 million for the first six months of 2001 compared to $7.8 million and $17.9 million for the same periods in 2000.  The majority of the decreases were attributable to the contraction of the Bank’s wholesale loan divisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

In Management’s opinion there has not been a material change in BYL Bancorp’s market risk profile during the three months ended June 30, 2001.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  BYL Bancorp’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and market risk in loans originated for sale as a result of changes in interest rates.  To that end, management actively monitors and manages its inherent rate risk exposure.  BYL Bancorp manages its interest rate sensitivity by matching the repricing opportunities on its earningassets to those on its funding liabilities.  Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within BYL Bancorp’s guidelines of acceptable levels of risk-taking.

At June 30, 2001, BYL Bancorp had $190 million of assets and $174 million of liabilities repricing within one year.  Therefore, $16 million more in interest rate sensitive assets than interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate).  Generally, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease.  Conversely, if rates were to rise, the reverse would apply, and BYL Bancorp’s net income would increase.

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

             None

             Item 3 - Defaults upon Senior Securities

             None

             Item 4 - Submission of Matters to a Vote of Security Holders

             None

             Item 5 - Other Information

             None

Item 6 - Exhibits and Reports on Form 8-K

A)	Exhibits

             EXHIBIT NO.

2.1	Plan of Reorganization and Merger Agreement - Annex I of Proxy Statement/Prospectus incorporated by reference (A)
2.2	Agreement and Plan of Reorganization and ancillary documents, among BYL Bancorp, BYL Bank Group, PBOC Holdings, Inc. and People’s Bank of California dated November 1, 2000 (J)
3.1	Articles of Incorporation of the Registrant (A)
3.2	Amendment to Articles of Incorporation of Registrant (A)
3.3	Bylaws of the Registrant (A)
4.1	Specimen Certificate evidencing shares of Registrant’s Common Stock (A)
4.2	Stockholder Agreement Covering Issuance and Compulsory Repurchase of Organizing Shares of Registrant - Annex II of Proxy Statement/Prospectus incorporated by reference (A)
10.1	Form of Indemnification Agreement (A)
10.2	BYL Bancorp 1997 Stock Option Plan, as amended in 1998 (C)
10.3	Form of Proxy, Proxy Statement and Notice of Annual Shareholders’ Meeting for 1999 Annual Meeting (E)
10.4	Employment Agreement - Mr. Robert Ucciferri (A)
10.5	Employment Agreement - Mr. Barry J. Moore (A)
10.6	Employment Agreement - Mr. Michael Mullarky (A)
10.7	Employment Agreement – Ms. Gloria Van Kampen (D)
10.8	Employment Agreement – Mr. Gary Strachn (G)
10.9	Salary Continuation Agreement - Mr. Robert Ucciferri (A)
10.10	Salary Continuation Agreement - Mr. Barry J. Moore (A)
10.11	Salary Continuation Agreement – Mr. Michael Mullarky (F)
10.12	Salary Continuation Agreement – Ms. Gloria Van Kampen (F)
10.13	Agreement and Plan of Reorganization with DNB Financial (B)
10.14	Agreements, as amended, for formation of CNL Financial Services, Inc. (H)
10.15	Agreement by and among BYL Bancorp, BYL Bank Group, JAM Partners, L.P., Sy Jacobs, Everest Partners Limited Partnership, Everest Managers, L.L.C., David M. W. Harvey and Nick Becker Dated September 7, 2000 (I)
10.16	Form of Proxy, Proxy Statement and Notice of Annual Shareholders’ Meeting for 2000 Annual Meeting (K)
10.17	Form of Proxy, Proxy Statement and Notice of Special Meeting for March 21, 2001 Special Shareholder Meeting (L)
10.18	Form of Proxy, Proxy Statement and Notice of Annual Shareholders Meeting for September 26, 2001 Annual Meeting (M)
10.19	Amendment to Employment Agreement – Mr. Barry J. Moore
10.20	Amendment to Employment Agreement – Mr. Michael Mullarky
10.21	Amendment to Employment Agreement – Ms. Gloria Van Kampen
10.22	Amendment to Employment Agreement – Mr. Gary Strachn
10.23	Amendment to Salary Continuation Agreement – Mr. Robert Ucciferri

	10.24	Mutual Release – Mr. Robert Ucciferri
	10.25	Amendment to Mutual Release – Mr. Robert Ucciferri
	10.26	Consulting Agreement – Mr. Robert Ucciferri
	10.27	Amendment to Consulting Agreement – Mr. Robert Ucciferri
	21.1	Subsidiary of BYL Bancorp (A)

b)	Reports on Form 8-K

On May 17, 2001 Form 8-K was filed to report the termination of the proposed merger with PBOC Holdings, Inc.

On June 25, 2001 Form 8-K was filed to report the proposed merger with First Banks America, Inc.

On August 8, 2001, Form 8-K was filed to report the appointment of Mr. Barry J. Moore as acting President of BYL Bancorp and BYL Bank Group, and the retirement of Mr. Robert Ucciferri as President and Chief Executive Officer of BYL Bancorp and BYL Bank Group, effective August 1, 2001.

(A)	Filed as an Exhibit to the Registrant’s Registration Statement (File No. 333-34995) filed on September 5, 1997, which exhibit is incorporated herein by this reference.
(B)	Filed as an Exhibit to Form 8-K filed on January 29, 1998, which exhibit is incorporated herein by this reference.
(C)	Filed as an Exhibit to the Registration Statement on Form S-8 filed on May 15, 1998.
(D)	Filed as an Exhibit to the Annual Report on Form 10-K as of December 31, 1998.
(E)	Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1998, incorporating Schedule 14-A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on May 18, 1999.
(F)	Filed as an Exhibit to Form 10-Q filed on November 15, 1999, which Exhibit is incorporated herein by this reference.
(G)	Filed on an Exhibit to the Annual Report on Form 10-K as of December 31, 1999.
(H)	Filed as an Exhibit to Form 10-Q on August 17, 2000.
(I)	Filed as and Exhibit to Form 8-K filed on September 8, 2000.
(J)	Filed as Exhibits to Form 8-K filed on November 3, 2000.
(K)	Filed as an exhibit to the Annual Report on Form 10-K as of December 31, 1999, incorporating Schedule 14A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on August 22, 2000.
(L)	Final Schedule 14A information pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on January 23, 2001.
(M)	Final Schedule 14A information pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on August 7, 2001.

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BYL Bancorp

Date:	August 9, 2001	/s/ Barry J. Moore

Barry J. Moore, Acting President
Chief Operating Officer and
Senior Executive Vice President